Form 10-K
period 1995-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1995-06-29
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 (FEE REQUIRED)
       FOR THE FISCAL YEAR ENDED     MARCH 31, 1995
                                       OR
(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For the transition period from               to
      Commission file number   0-14671

                     REPUBLIC SECURITY FINANCIAL CORPORATION
              Exact name of registrant as specified in its charter)
        FLORIDA                                              59-2335075
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

                 4400 CONGRESS AVENUE, WEST PALM BEACH, FL 33407
      (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code      (407) 840-1200

      Securities registered pursuant to Section 12(b) of the Act:
                                                      NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                                WHICH  REGISTERED





Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

Common Stock, $.01 Par Value Per Share
(TITLE OF CLASS)

Preferred Stock, $10.00 Par Value Per Share
(TITLE OF CLASS)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                    Yes   X    No

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 9, 1995, was approximately $15,211,394. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of June 9, 1995 was 4,264,150.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders (Exhibit 23a hereto) is incorporated by reference into Parts III & IV of this Form 10-K.


                                     PART I

ITEM 1.     BUSINESS

GENERAL

      Republic Security Financial Corporation, (the "Company"), incorporated in Florida in 1983, is a savings bank holding company. The Company's wholly owned subsidiary, Republic Security Bank, (the "Bank"), is principally engaged in the savings bank business. The Bank is a federally chartered savings bank and its deposits are insured by the FDIC up to applicable limits. The Bank commenced operations on November 19, 1984, and is a member of the Federal Home Loan Bank of Atlanta ("FHLB"). On April 17, 1995, the Bank filed application to convert from a Federal Savings Bank to a State of Florida, commercial bank charter and at the same time the Company applied with the Federal Reserve Board to become a bank holding company. The Company expects the conversion to a commercial bank to be complete in fiscal 1996.

      On November 30, 1994, the Bank acquired Governor's Bank ("Governors"), a commercial bank headquartered in West Palm Beach. The acquisition was accounted for as a purchase and resulted in Republic Security Bank acquiring assets of $64.3 million, liabilities of $62.3 million and 2 additional branch locations.

      Republic Security Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision (the "OTS") and the FDIC.

BUSINESS SEGMENTS

      The Bank has been engaged in two business segments; banking and mortgage banking. The principal business of the banking segment is to attract deposits from the general public and invest such deposits, together with funds from
borrowings and operations, in loans and investments.   Loans are made to enable
borrowers to purchase, refinance, construct or improve residential, commercial and other real estate and are usually secured by mortgages on such real estate. Origination of business purpose and consumer loans increased in 1995 and are expected to increase in future years. Funds are provided for the operations of the Bank through proceeds from the sale of loans, from new depositors, and repayment of outstanding loans, borrowings from the Atlanta FHLB and others, and from working capital. A majority of earnings depend upon the difference between (1) revenues from loans and investments, and (2) expenses incurred in connection with obtaining funds for lending (including interest paid on savings deposits and borrowings) and expenses relating to day-to-day operations. The banking segment distributes its financial services products through seven branches in Palm Beach and Dade counties.

      The principal business of the mortgage banking segment consists of originating and purchasing residential mortgage loans, selling these loans in secondary markets, and servicing loans for others. Activity in the mortgage banking industry significantly declined during 1995. The Bank closed five of its loan production offices during 1995 and currently conducts mortgage banking activities from its corporate headquarters. Effective April 1, 1995, mortgage banking activities will be included in banking operations.
      Loans are sold primarily to the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and various private investors. The mortgage banking segment also engages in the business of servicing loans for FHLMC, FNMA and private investors which provides the Bank with servicing fees, float on escrow and pass-thru payments, and other loan related fees.

      The Bank's banking and mortgage banking segments are not materially affected by seasonal fluctuations. For a further discussion of the Bank's business segments, please refer to Note 8 of the Financial Statements in
Item 8 on pages 64 and 65.

COMPETITION

      The Bank experiences strong competition both in attracting deposits and originating loans in its South Florida market area. Direct competition for deposits comes from other savings and loan associations, commercial banks, credit unions, money market funds, and other providers of financial services, and is significant largely due to the desire of financial institutions to access the high proportion of retirees with above average liquid assets who live in South Florida. The Bank competes with other savings and loan associations, commercial banks, and credit unions for loans. In addition, mortgage banking companies are competitors for residential real estate loans. Many of these competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, less regulatory burdens, less capital requirements, and larger employee bases than the Bank.

      The primary methods used to attract deposit accounts include interest rates offered, variety and quality of services offered, convenience of branches and advertising and promotions. The bank competes for loans through interest rates and loan fees and efficient, quality service provided to borrowers, home builders, real estate brokers and automobile dealers.

LENDING ACTIVITIES OF THE BANK

      General. Under applicable regulations, the Bank originates, purchases and sells loans, or participating interests in loans. See "REGULATION -- Federal Regulation" for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of long-term adjustable-rate and to a lesser extent fixed-rate residential mortgage loans, construction loans, commercial, commercial real estate loans and consumer loans. During 1995 the level of commercial, commercial real estate, and consumer loan originations increased from prior years.

The following table sets forth total loans and loans held for sale that were originated, purchased, sold and repaid during the periods indicated:

                                                                      YEARS ENDED MARCH 31,

                                                                1995                1994               1993
                                                                               (in thousands)

Real estate loan origination                                 $90,308           $149,568            $154,213
Consumer and other loan originations                          22,045              8,936               2,216
                                                               -----               -----              -----

   o   Total loan origination                                112,353            158,504             156,429
Purchases of real estate loans                                 6,193             47,209               1,704
                                                               -----               -----              -----

Total loan origination and purchases                         118,546            205,713             158,133
LESS:
   o   Principal repayment on loans and loans held
       for sale                                               35,034             36,066              35,803

   o   Sale of loans and loans held for sale                  53,927            138,617             129,145
                                                              ------            -------             -------
Total repayments and sale of loans                            88,961            174,683             164,948

  o   Total increase (decrease) in principal loan
       balances                                               29,585             31,030              (6,815)

Loans acquired in mergers                                     41,682                                 28,919
Net (increase) decrease in deferred loan fees,
premiums and discounts                                          (816)                101                838
Net decrease (increase) in loans in process                    1,416              (3,586)            (4,951)
Net (increase) decrease in allowance for loss                 (1,436)                176               (472)
                                                               -----              ------              -----
   o   Net increase in loans and loans held for
       sale                                                  $70,431             $27,721            $17,519
                                                              ======              ======             ======


      The Bank provides real estate construction and mortgage loans, installment loans to individuals and commercial and financial loans. Loans secured by real estate generally include construction loans, loans to refinance or purchase existing properties, home equity loans and land acquisition and development loans.

      Real Estate Mortgage Loans. The Bank's real estate mortgage loans consist of commercial and residential mortgage loans, which are secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed thirty years and are secured by one-to-four family residences. The majority of residential mortgages which the Bank holds in its portfolio provide for interest rate adjustments every year and such adjustments are limited to 5% to 6% over the term of the loan. Loans made for 80% to 95% of the appraised value of the financed residences (the balance of the Bank's residential mortgages) are primarily originated with private mortgage insurance which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences.

      The Bank's loan portfolio includes $24 million of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance.

      Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the FHLMC. The Bank is an approved seller/servicer for the FNMA and the FHLMC.

      Loans secured by commercial properties generally have terms ranging from one to five years and interest rate adjustment periods ranging from monthly to three years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income producing properties such as office buildings and retail space. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 80%, and a cash flow to debt service ratio of 1.2 to 1.

      Construction Loans. Real estate construction loans comprised ap-proximately 18%, 28%, and 30% of the Bank's total loan portfolio as of March 31, 1995, 1994 and 1993, respectively. Of the total real estate construction loan portfolio of $45.4 million as of March 31, 1995, all are for one to four-family residential properties.

      The Bank originates one-to-four family residential loans through developers and to individuals on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location and overall portfolio concentrations. Limitations are imposed by the Bank on the amount of loans for the purpose of construction of residences that have not been pre-sold.

      Construction loans generally have terms of between six and twelve months and interest rates which adjust monthly based upon a designated prime rate. Loan proceeds are advanced as construction progresses and inspections warrant. Construction loans are structured either to be converted to permanent loans at the end of the construction phase, or to be paid off upon receipt of financing from another lender.

      The Bank's construction loans are secured by first mortgages on the underlying real estate and have loan-to-value ratios which generally do not exceed 80%. All such loans provide for recourse to the borrower or a related individual in the event of a default. Certain loan agreements allow the Bank to advance funds for fees.

      Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher risks associated with construction lending. Construction funds are disbursed in many cases without commitment from the ultimate users of a project to acquire or lease it, or to borrowers who do not have commitments for permanent financing on completed projects. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, which security is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project (which is often beyond the control of the borrower), and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio.

      As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk.

      The Bank extends loans for other purposes including land, acquisition and development, residential lot loans, various consumer loans, SBA and commercial business loans.

      Consumer Loans. Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, unsecured personal loans, and education. Loans secured by automobiles are the dominant consumer loan and represented $30.1 million or 83% of total consumer loans as of March 31, 1995.

      Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, and are helpful in maintaining a profitable spread between the Banks' loan yield and its cost of funds.

      Commercial Business Loans. Commercial business loans excluding SBA ("Small Business Administration") loans, totalled $15.1 million as of March 31, 1995, representing 6% of total loans. Commercial business loan underwriting practices assess the borrower's credit worthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans. The Bank expanded its commercial business lending activities in 1995 and plans to continue to grow in the commercial loan area.

      SBA loans are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 80% to 90% of an SBA loan which is then sold in secondary markets with the unguaranteed portion retained by the Bank. The portion retained by the Bank normally is not guaranteed. SBA loans totalled $1.4 million or .6% of the total portfolio at March 31, 1995. SBA loans are similar to commercial business loans in yield and credit risk. The guaranteed portion of an SBA loan is salable in secondary markets.

      Lending Procedures. Loan applications may be approved by the Board of Directors, its Executive Committee or the Management Loan Committee. The review of each loan application includes the applicant's credit history, income level, financial condition, and the value of any collateral to secure the loan (which, in the case of real estate loans, utilizes a review of an appraisal report prepared by an independent appraiser). In the case of major real estate loans, the loan underwriting process typically involves an analysis of the economic feasibility of the proposed project.

      The Management Loan Committee is currently comprised of the President, Executive Vice President-Finance, the Senior Vice President-Lending, the Senior Vice President-Operations, the Senior Vice President-Commercial Lending and the Vice President-Loan Administration. The Management loan committee is authorized to approve residential and commercial mortgage/commercial non-mortgage loans up to $500,000. The committee is also authorized to approve consumer loan applications up to $100,000. All other loan applications are subject to the approval of the Board of Directors or its Executive Committee.

      With respect to any approved real estate loan, the Bank issues a written commitment to the applicant, setting forth the terms under which the loan will be extended. A title insurance commitment for the mortgaged property is obtained from an approved title company prior to the closing. Fire, casualty, and flood insurance (where applicable) are obtained, naming the Bank as a mortgagee.

      In accordance with the Bank's policies and applicable law, the documenta-tion of each real estate loan includes: an application signed by the applicant, disclosing the purpose for which the loan is sought and the identity of the property; one or more written appraisal reports disclosing the fair market value of the security offered by the applicant; a signed financial statement of the applicant or a written credit report prepared by the Bank or by others at its request; documentation showing the date, amounts, purpose, and recipient of every disbursement of loan proceeds; an opinion of the Bank's attorney; a title insurance policy or other documentary evidence customarily used in the appropriate jurisdiction, affirming the quality and validity of the Bank's lien on the relevant real estate; documentation covering all modifications of the original mortgage contract showing appropriate approval for each such modification; and documentation covering all releases of any portion of the collateral supporting the loan.


MORTGAGE BANKING ACTIVITIES

      Mortgage banking is the origination or purchase and subsequent sale and servicing of mortgage loans. Since 1986, the Company has emphasized mortgage banking activities. However, due to the significant decline in the mortgage banking industry, the Company reduced its operations in mortgage banking activities during 1995. The Bank will continue mortgage banking activities at the Company's headquarters but at a significantly reduced level of activity.

      Loans sold through the mortgage banking activities are generated from commissioned loan officers, correspondent relationships, and salaried loan officers. Loans originated under these programs are underwritten, approved, and funded based upon the requirements of the purchaser. In the case of FHLMC, FNMA and some institutional purchasers, the Bank pays commitment fees to the purchasers prior to delivery of the loan by the Bank. In most instances these fees are non-refundable.

      One-to-four family residential loans are sold on a non-recourse basis. The Bank generally continues to service these loans after their sale. The Bank sells certain adjustable-rate loans to the FHLMC and institutional investors, most of whom are other savings and loan institutions. The Bank generally does not enter into commitments to sell adjustable rate mortgages or take other action to hedge its adjustable-rate loans originated for its mortgage banking activities.

      SERVICING OF MORTGAGE LOANS. The Bank services virtually all of its loan portfolio and, as of March 31, 1995, was servicing $323 million in loans and loan participations for others. The Bank services both loans and loan participations it has sold to others and loans pursuant to the purchase of servicing rights.

      The Bank has placed emphasis on the development of a mortgage loan servicing portfolio. During 1995, the Bank purchased rights to service approximately $198 million in loans for $2.3 million. Mortgage loan servicing involves collecting principal, interest and escrow funds for taxes and insurance from mortgage loan borrowers, paying principal and interest to mortgage loan investors, paying property taxes and insurance premiums on mortgaged property, supervising foreclosures in the event of unremedied defaults, and performing all related accounting and reporting activities. When the Bank sells loans through its mortgage banking division in the secondary market, it generally continues to service such loans.

      With regard to purchased servicing rights, such rights are typically purchased from other financial institutions and mortgage banking companies. In purchasing servicing rights, a valuation of the servicing rights and an assessment of the portfolio is conducted by the Bank. A computer model is utilized in the evaluation process which assesses prepayment expectations, costs to establish servicing files, the on-going costs of servicing, the mortgage loan coupon range and concentrations, servicing margin, payment remittance cycles and utilization of escrow funds.

      Although the originator or its assignee retains title and reimburses the servicer for the majority of expenses should foreclosure be required, the purchase of servicing rights involves risks to the servicer, particularly should the underlying loans be prepaid faster than that assumed in the servicing rights valuation process. Should loan prepayments be accelerated, the amortization of the amount paid for servicing rights (which amount is amortized over the estimated life of the underlying loan utilizing the interest method) must also be accelerated thereby reducing income or potentially creating servicing losses such as those that were incurred in the years ended March 31, 1994, and 1993. The Bank seeks to mitigate such risks by diversifying the servicing portfolio between fixed-rate and adjustable-rate mortgage loans and diversifying the portfolio among various states, including Florida, California, Iowa and Illinois.

       LOAN PORTFOLIO AND ACTIVITY
      The following tables set forth the composition of the Bank's loan portfolio by type of loan as of:




                                                                               MARCH 31,
                                             1995             1994               1993               1992                1991
TYPE OF LOAN                           AMOUNT   PERCENT  AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT    PERCENT   AMOUNT   PERCENT
                                                                                      (in thousands)

Real estate loans:

 *  Residential property               $123,700    49%   $105,405    59%   $ 77,386    54%   $ 59,164    53%      $ 39,258    44%
 *  Construction loans                   45,396    18      49,196    28      43,107    30      30,687    27         26,127    30
 *  Commercial real estate               26,746    11      11,752     7      13,498     9      12,397    11         12,676    14
 *  Residential lot                       2,989     1       1,728     1       2,798     2       3,206     3          4,792     5
 *  Land, acquisition and development                         450     *                           850     1            644     1
                                       ------      ---     ------    ---    ------    ---     ------    ---        ------     ---
Total Real Estate Loans                198,831     79     168,531    95     136,789    95     106,304    95         83,497     94

                                       ------      ---     ------    ---    ------    ---     ------    ---        ------     ---
Consumer Loans:
 *  Home equity lines of credit          2,852      1       2,192     1       2,150     1       2,401     2          2,032     2
 *  Personal and Other                   2,587      1       1,271     1       2,343     2       1,624     2          1,497     2
 *  Automobile                          30,134     12       3,763     2         221     *         285     *            141     *
 *  Savings accounts                       712      *         415     *         586     *         185     *             96     *
                                       ------     ---       ------   ---     ------    ---      ------   ---        ------    ---
Total consumer loans                    36,285     14       7,641     4       5,300     3       4,495     4          3,766     4

                                       ------     ---       ------   ---     ------    ---      ------   ---        ------    ---
Commercial business loans:              16,484      7       2,356     1       2,528     2       1,423     1          1,303     2
                                       ------     ---       ------   ---     ------    ---      ------   ---        ------    ---
TOTAL LOANS                            251,600    100%    178,528   100%    144,617   100%    112,222   100%        88,566   100%
                                                  ===               ===               ===               ===                  ===
Less:
Loans in process                        21,460             22,876            19,290            14,339                8,624
Discounts, premiums and deferred loan
fees                                     1,022                206               307             1,145                1,629

Allowance for losses                     2,507              1,071             1,247               775                  602
                                        ------             ------            ------             ------               ------
TOTAL                                 $226,611           $154,375          $123,773          $ 95,963             $ 77,711
                                       =======            =======          =======            =======              =======




  * Less than one percent

            The following table sets forth at March 31, 1995, the principal amounts of the Bank's construction and commercial non-mortgage loans with contractual maturities during the periods indicated.
                                                                  March 31, 1995
                                                                     MATURING

                                                          AFTER 1 YEAR
                                                        THROUGH 5 YEARS
(IN THOUSANDS)                        WITHIN 1 YEAR                         AFTER 5 YEARS          TOTAL
REAL ESTATE CONSTRUCTION                       $22,892            $ 4,033                              $26,925
COMMERCIAL AND FINANCIAL                         6,138              7,056            $3,290             16,484
                                                 -----              -----             -----              -----

TOTAL                                          $29,030            $11,089            $3,290            $43,409
                                                 =====             ======             =====            =======
MATURING AFTER ONE YEAR WITH:
VARIABLE INTEREST RATES                                           $10,242            $2,895
FIXED INTEREST RATES                                                  847               395
                                                                   ------             -----
TOTAL                                                             $11,089            $3,290
                                                                   ======             =====


NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

      The Bank's non-performing assets consist of real estate acquired through foreclosures ("real estate owned") and loans which are sixty days or more past due.  Accrued interest on loans which are more than 60 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income.  As of March 31, 1995, the Bank had non-performing assets of
$3.4 million representing 1.2% of the Bank's total assets.  The following table details the Bank's non-performing assets for the five-year period ending March
31:
                                                     1995         1994         1993         1992         1991

                                                                            (in thousands)
LOANS:
Consumer non-mortgage                              $  352       $   61       $  241       $   99       $   60
Commercial non-mortgage                               631          377          398           70          140
Residential mortgage                                                                         908
Commercial mortgage                                                                          550
Repossessed automobiles                               117
REAL ESTATE OWNED:
Residential construction                              141          552           70          402
Residential                                         1,269        1,378        2,473        2,641        1,337
Land for residential use                                           305          317          330
Land for commercial use                               764          555          574          280          344
Commercial real estate                                162                        52          115          292
                                                     ----         ----         ----         ----         ----
     Total non-performing assets                   $3,436       $3,228       $4,125       $5,395       $2,173

                                                    =====       ======        =====       ======        =====

      All of the Bank's assets are reviewed at least quarterly by a committee comprised of five members of the Bank's management (the "Committee") for the purpose of determining a loan's classification as special mention, substandard, doubtful, or loss, as appropriate. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. "Substandard" assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

      General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, unlike specific allowances which have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. The Bank charges off 100% of assets classified as a loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, who can order the establishment of additional general or specific loss allowances.

      Although the Bank uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by savings and loan associations, losses may be experienced as a result of many factors beyond their control including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.



      In the normal course of business, the Bank has recognized and will continue to recognize losses resulting fromthe inability of certain borrowersto repay loans and theinsufficient realizable value of collateralsecuring suchloans.  Accordingly,management hasestablished anallowance for loanlosses, which totalled $2.5 million as of March 31, 1995, which is allocated according to the following table:


                                                                         YEAR ENDED MARCH 31,
                               1995                   1994                   1993                    1992                    1991
                                                                            (IN THOUSANDS)


                                PERCENT OF           PERCENT OF            PERCENT OF               PERCENT OF              PERCENT
                      ALLOWANCE   LOANS    ALLOWANCE   LOANS    ALLOWANCE    LOANS     ALLOWANCE      LOANS      ALLOWANCE     OF
                         FOR     TO TOTAL    FOR      TO TOTAL     FOR      TO TOTAL      FOR        TO TOTAL      FOR       LOANS
                      LOAN LOSS   LOANS   LOAN LOSS   LOANS     LOAN LOSS    LOANS     LOAN LOSS      LOANS     LOAN LOSS   TO TOTAL
                                                                                                                             LOANS
Real estate construction $  281     19%     $  212       29%     $  137         31%         $174        31%        $146       36%
Real estate mortgage        535     60         481       66         632         63           440        64          380       59
Commercial & financial      531      7         114        1         152          2            70         1           62        1
Consumer                    406     14         163        4         201          4            91         4           14        4
Unallocated                 754                101                  125
                         ------    -----    -------     ----     -------       ----         -----      ----       ------    -----
TOTAL                    $2,507    100%     $1,071      100%     $1,247       100%          $775       100%        $602      100%
                         ======    =====    =======     ====     =======       =====        =====      =====      ======    ======



      In evaluating the adequacy of the allowance for loan losses, management has taken into consideration the loan portfolio, past loan loss experience, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, and the appraised value of the collateral at the time reserves were established. Although management believes the allowance for losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.


The following table details information concerning real estate owned and past due loans on the periods indicated:
                                                                                           MARCH 31,
                                                                    1995         1994          1993          1992          1991

                                                                                        (in thousands)
Real Estate Owned                                                  $2,336        $2,790        $3,486       $3,768          $1,973
Past-due loans and repossessed automobiles                          1,100           438           639        1,627             200
Total Real Estate Owned and Past Due Loans                         $3,436        $3,228        $4,125       $5,395          $2,173

Real Estate owned and past due loans to total assets                1.23%         1.56%         2.43%        3.99%           1.76%

The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses as follows:


                                                                              AT OR FOR THE YEAR ENDED MARCH 31,
                                                                    1995         1994          1993          1992          1991


                                                                                               (in thousands)
Beginning Balance                                                  $1,071        $1,247        $  775         $512            $504
Reserves Acquired in Connection with Merger                         1,399                         319

Charge offs:
* Real Estate Mortgage                                                344           274           530          427             787
* Real Estate Construction                                             10            11           138           43
* Consumer                                                            105             8           102            6
* Commercial                                                          158           459           226
                                                                      ---           ---           ---          ---             ---
SUBTOTAL - Charge-Offs                                                617           752           996          476             787

                                                                      ---           ---           ---          ---             ---
Recoveries:
* Real Estate Mortgage                                                166           235           138           35              10
* Consumer                                                             15                           8
* Commercial                                                          273           127
                                                                      ---           ---           ---          ---             ---
SUBTOTAL - Recoveries                                                 454           362           146           35              10
                                                                      ---           ---           ---          ---             ---
Net Charge-Offs                                                       163           390           850          441             777

Provision for Losses                                                  200           214         1,003          704             875
                                                                      ---           ---           ---          ---             ---
Ending Balance                                                     $2,507        $1,071        $1,247         $775            $602
                                                                    =====         =====         =====         ====            ====
Ratio of Net Charge-Offs During the Period to Average Loans
 Outstanding During the Period                                       .08%          .27%          .92%         .55%            .76%


      There are no interest-earnings assets, other than loans, at March 31, 1995, classified by the Bank as non-accrual, past due, special mention or problem assets.

DEPOSITS

      The Bank offers a variety of deposit programs, including Negotiable Order of Withdrawal ("NOW") accounts, money market deposit accounts, statement savings accounts, and variable or fixed rate certificates of deposit with maturities ranging from thirty days to five years. The principal difference among certificate accounts relate to minimum balance, term, interest rate, and method of compounding.

      As of March 31, 1995, certificate accounts in the amount of $100,000 or more amounted to approximately $14.7 million representing 6.3% of total deposits. The dollar amount of certificate accounts $100,000 or greater at March 31, 1995 increased from $9.3 million at March 31, 1994 but remained relatively flat as a percent of total deposits.

The following table sets forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:
                                                                 March 31,

                                   1995                             1994                            1993

                                 WEIGHTED   PERCENT               WEIGHTED    PERCENT             WEIGHTED   PERCENT
                                  AVERAGE   OF TOTAL              AVERAGE    OF TOTAL              AVERAGE   OF TOTAL
                        AMOUNT    STATED    DEPOSITS   AMOUNT   STATED RATE  DEPOSITs    AMOUNT    STATED    DEPOSITS
                                   RATE                                                             RATE

                                                           (dollars in thousands)

Passbook and
Statement Accounts     $ 19,395     2.45      8.44     $ 19,885      2.40%     12.69%   $ 19,945      2.85%   13.67%

Commercial Checking
Accounts                 26,149              11.38        6,027                 3.85       6,408               4.39

Money Market Deposit
Accounts                 14,581     2.45      6.35       12,217      2.40       7.80      10,052      3.00     6.89

NOW Accounts             26,688     2.00     11.62       25,498      2.00      16.28      19,300      2.80    13.23
18-month IRA/Keogh
Variable Rate
Certificates                 61     8.15       .03          171      3.76       0.11           3      3.22

30-day Certificates
of Deposit                  533     3.15       .23          947      2.53       0.60         687      2.92      .47

90-day Certificates
of Deposit                2,441     4.35      1.06        2,254      2.99       1.44       2,719      3.05     1.86
180-day Certificates
of Deposit               29,202     5.61     12.71       24,431      3.33      15.60      29,571      3.36    20.27

270-day Certificates
of
Deposit                  12,809     6.05      5.58        1,610      3.48       1.03

1-year Certificate
of Deposit               57,813     5.49     25.17       37,929      3.76      24.21      34,024      3.92    23.32

11/4-year
Certificates of
Deposit                   2,832     5.83      1.23          287      3.69       0.18

11/2-year
Certificates of
Deposit                  13,384     5.09      5.83        7,636      4.01       4.87       5,712      4.39     3.91

2-year Certificates
of Deposit                7,464     4.48      3.25        9,482      4.44       6.05       9,890      5.50     6.78

3-year Certificates
of Deposit                1,656     4.99       .72        1,309      4.79       0.84       1,446      7.63      .99

4-year Certificates
of Deposit                    6     7.00                      8      7.00       0.01          10      7.00      .01

5-year Certificates
of Deposit               13,591     5.76      5.91        6,067      6.10       3.87       4,602      6.77     3.15

Jumbo Certificates
(varying maturities)      1,130     5.58       .49          893      4.54       0.57       1,542      4.40     1.06
                          -----    -----     -----     --------     -----      -----       -----     -----    -----

TOTAL DEPOSITS         $229,735     4.00%   100.00%    $156,651      3.11%    100.00%   $145,911      3.51%  100.00%



The following table sets forth the deposit activity of the Bank for the periods indicated:

                                                                YEAR ENDED MARCH 31,
                                                               (DOLLARS IN THOUSANDS)
Deposit Activity                                 1995         1994          1993         1992           1991

Net Deposits (withdrawals) (1)                $68,303      $ 7,097       $24,212       $  956       $(6,291)
Interest credited (2)                           4,781        3,643         4,350        6,524          7,220
                                               ------        -----         -----       ------         ------
Net increase in deposits                      $73,084      $10,740       $28,562       $7,480       $    929
                                               ======       ======        ======       ======          =====

(1) Includes $58.1 million and $41.8 million of deposits acquired in connection with mergers in 1995 and 1993, respectively.
(2)   Excludes interest paid directly to account holders.

The following table presents, by stated interest rate ranges, the amount of certificates of deposits outstanding (in thousands) at March 31, 1995, 1994, 1993, 1992 and 1991, and the periods to maturity of the certificates of deposits by the stated interest rate ranges at March 31, 1995:


                                          MARCH 31,                                            MARCH 31, 1995

                                                                              0-6        7-12      13-18     19-24
                       1995       1994       1993       1992       1991      MONTHs     MONTHS    MONTHS    MONTHS     THEREAFTER

       Up to 3.00%                $3,124     $1,307

     3.01 to 4.00%      $7,768    68,517     60,753     $3,188                $7,050       $590     $128

     4.01 to 5.00%      37,616    14,415     11,404     30,466                30,190      5,030    1,118       $496          $782
     5.01 to 6.00%      48,575     4,180      9,258     22,998                26,762     10,582    1,485        142         9,604
     6.01 to 7.00%      44,725     1,237      4,382     14,144   $13,243      38,620      3,076      133      2,391           505
     Over 7.01%          4,238     1,551      3,102      3,277    73,230         494      1,032    1,731        855           126
             TOTAL    $142,922   $93,024    $90,206    $74,073   $86,473    $103,116    $20,310   $4,595     $3,884       $11,017
  Percent of Total      100.0%                                                   72%        14%       3%         3%            8%

BORROWINGS

     The Bank generally may borrow from the Atlanta FHLB upon the security of the capital stock of the Atlanta FHLB owned by the Bank, certain of its home mortgages, and certain other assets (principally obligations of or guaranteed by, the United States Government or a federal agency). Several credit options are made available to banks from time to time by the Atlanta FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has specified maturity and either a fixed or a variable interest rate determined by the Atlanta FHLB. Rates offered for variable interest FHLB borrowings are set from time to time by the Atlanta
FHLB. FHLB policy prescribes the acceptable use to which the proceeds of such borrowings may be used. As of March 31, 1995 the Bank had $15 million in such borrowings outstanding.

      FHLB advances are collateralized by FHLB stock and mortgage loans pledged in accordance with an agreement the Bank entered into with the FHLB. In accordance with the agreement, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $44,435,000, $48,000,000, and $21,000,000 at March 31, 1995, 1994 and 1993, respectively.

      From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to a securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the broker or dealer a fixed-rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the Bank. The amounts of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of March 31, 1995, the Bank had $2,748,000 outstanding in repurchase agreements.

      The following table presents selected information on borrowings (dollars in thousands):

                                                                          MARCH 31,
SHORT TERM BORROWINGS:                              1995           1994      1993          1992         1991


 FHLB Advances:
 Amounts outstanding at end of year                $15,000       $20,000

 Weighted average rate at end of year                6.15%         3.86%

 Maximum amount outstanding at any month end        20,000        40,000                 $13,000      $14,800

 Approximate average amount outstanding
 during year                                        16,000        15,000                   3,331        5,045

 Approximate weighted average rate for year          4.71%         3.45%                   8.25%        8.60%

 OTHER BORROWED MONEY:

 Amounts outstanding at end of year                 $2,748                                                $37

 Weighted average rate at end of year                5.96%                                             11.00%

 Maximum amount outstanding at any month end         2,748                                                 37

 Approximate average outstanding during year           663                                                127

 Approximate weighted average rate for year          5.60%                                              8.42%


   On May 4, 1989, the Company issued $2.0 million of Debentures due May 1, 1999 currently bearing interest at the rate of 11.5%, and Cancelable Mandatory Stock Purchase Contracts, permitting the purchase of $2.0 million in Common Stock at a price of $2.90 per share no later than May 1, 1996.

   On March 29, 1995, the Company's outstanding Redeemable Subordinated Debentures and Cancelable Mandatory Stock Purchase Contracts were called for redemption. Upon surrender of the Debentures, and at the option of the Bondholder, the Bondholder will receive a number of shares of the Company's common stock equal to the principal amount of the Debenture divided by the adjusted per share price of $2.90 or cash equal to 104% of the principal amount of the Debenture.

   Interest on the Debentures is payable quarterly on the 15th day of January, April, July and October. Each Debenture bears interest from the first date of issuance and will mature on May 1, 1999 unless previously redeemed. The Debentures are subordinate and junior in right of payment to certain present and future indebtedness of the Company. The Debentures are unsecured debt obligations of the Company, are not obligations of the Bank, and are not insured.

SHAREHOLDERS' EQUITY

   During September, 1993, the Company issued 1,150,000 and 402,500 shares of common and preferred stock, respectively. Capital was raised to support the growth of the Bank and fund potential mergers with other financial institutions. For a further discussion of the equity offering, please see
Note 11 of the Consolidated Financial Statements in Item 8 on pages 67, 68 and 69.

   On March 29, 1995, the Company's outstanding redeemable subordinated debentures and cancelable mandatory stock purchase contracts were called for redemption. Upon surrender of the debentures, and at the option of the Bondholder, the Bondholder will receive a number of shares of the Company's common stock or cash. The Company expects equity to increase by approximately $1.8 million as a result of these transactions. See Note 10 of the Consolidated Financial Statements in Item 8 on page 67 for further discussion of this transaction.

   The Company declared quarterly dividends of $.01 per share for the quarter ended June 30, 1994, $0.02 per share for the remaining three quarters during the year ended March 31, 1995 and $.01 per share during the fiscal year end March 31, 1994. The Company paid no cash dividends prior to the fiscal year ended March 31, 1994. The Company declared $217,000 and $116,000 of common stock dividends during 1995 and 1994, respectively, which represents a dividend pay out ratio of 18.6% and 5.5%, respectively.

INVESTMENT ACTIVITIES

   Minimum levels of liquid assets are required by federal regulations. See "REGULATION -- Federal Regulation" and "Managements's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity". The Bank considers such factors as liquidity, yields, interest rate exposure, and general economic conditions in determining the composition of its investments portfolio. At March 31, 1995, the Bank's investment portfolio consists primarily of U.S. government securities that were acquired in connection with the Governors merger. The Company had cash and cash equivalents of $17.6 million and investments of $14.1 million representing 11% of its total assets at March 31, 1995. See Note 3 of the Consolidated Financial Statements in Item 8 on page 61 for further analysis of the Company's investments.

ANALYSIS OF NET INTEREST INCOME

   The Company's net interest margin reflects the difference between the average dollar and yield on interest-earning assets and the average dollar amount and cost of interest-bearing liabilities. The table in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations" -- on pages 49, 50, and 51 sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid at March 31, 1995. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Interest on problem assets is not accrued and therefore excluded from the analysis of net interest income.


                                   REGULATION

GENERAL

   Federally chartered savings banks, such as the Bank, are subject to extensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC") and must regularly file financial and other reports with those agencies. Periodic examinations are conducted by the OTS and the FDIC to test compliance by the Bank with various regulatory requirements. The Bank is also a member of the Federal Home Loan Bank ("FHLB") System and is subject to certain limited regulation by the Federal Reserve Board (the "FRB"). This supervision and regulation is intended primarily for the protection of depositors. In addition, the Company is subject to the various reporting requirements imposed by the Securities Exchange Act of 1934, as amended (the "Exchange Act") as administered by the Securities and Exchange Commission (the "SEC").

   In April 1995, the Bank filed an application with the Florida Department of Banking and Finance to convert its charter to that of a commercial bank organized under the laws of the State of Florida, and filed an application with the Federal Reserve Bank of Atlanta for membership upon conversion to a commercial bank. Contemporaneously, the Company filed an application with the Board of Governors of the Federal Reserve System for approval to become a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Company anticipates that regulatory approval of these applications will be received and the conversion of the Bank will occur in the fourth calendar quarter of 1995.

   Upon conversion of the Bank to a commercial bank and the Company becoming a bank holding company subject to regulation under the BHCA, most of the regulations to which the Bank is currently subject will remain materially unchanged, such as capital requirements, transactions with affiliates and insurance of accounts and other assessments. The Bank will be subject to regulation by the State of Florida and the FRB and the Company will be subject to regulation by the FRB. The Bank will continue to be eligible for FHLB bank advances, which eligibility will vary based on the Bank's asset portfolio and rating on the QTL test described below. The Bank will be able to originate and invest in commercial and consumer loans without limitation as to percentage of assets, and will have increased liquidity requirements.

   The Company will be subject to increased regulation and limitations on its activities as a bank holding company. Under the BHCA, the activities of bank holding companies are limited to business so closely related to banking, managing or controlling banks as to be properly incident thereof. Currently, the Company is not subject to any material restrictions on its activities outside of those related to banking, although the Company has not engaged nor does it anticipate engaging in activities not permissible for bank holding companies. The Company will also be subject to capital requirements applied on a consolidated basis in a form substantially similar to those currently required of the Bank and anticipated to be in effect subsequent to its conversion to a commercial bank. As a savings and loan holding company, the Company is not currently subject to such consolidated capital requirements.

   Because of concerns relating to competitiveness and the safety and soundness of the industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to prohibit banks and bank holding companies from conducting certain types of activities, to subject banks to increased disclosure and reporting requirements, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

REGULATION OF THE BANK

   The Bank is chartered under the Home Owners' Loan Act (the "HOLA"). HOLA imposes certain obligations and restrictions upon, and grants certain powers to, associations such as the Bank.

   Federally chartered savings banks, such as the Bank, have the power to originate, invest in, sell, purchase, service, participate and otherwise deal in: (i) loans made on the security of residential and nonresidential real estate, (ii) commercial loans, and (iii) consumer loans, including credit card loans. The lending authority of federally chartered associations is subject to numerous OTS requirements including, as applicable, requirements governing amortization, term, loan-to-value ratio, percentage-of-assets limits and loans-to-one-borrower limits. The percentage of assets limitations on the ability of a federally-chartered savings bank to own commercial and consumer loans were a primary factor in the Bank's decision to convert to a Florida commercial bank.

   A federally chartered savings bank may invest, without limitation, in the following assets: (i) obligations of the United States Government or certain agencies or instrumentalities thereof; (ii) stocks or loans issued by the FHLBs or the FHLMC; (iii) obligations issued or guaranteed by FNMA, the Student Loan Marketing Association, GNMA or any agency of the United States Government; (iv) stock issued by a national housing partnership corporation; (v) demand, time or savings deposits, shares, or accounts of any insured depository institution;
(vi) certain "liquidity" investments approved by the OTS to meet its liquidity requirements; (vii) shares of registered investment companies whose portfolios are limited to investments that a federal association is otherwise authorized to make; (viii) mortgage-backed securities; and (ix) general obligations of any state of the United States or any political subdivision or municipality thereof, provided not more than 10% of an association's capital may be invested in the general obligations of any one issuer. Federally chartered savings banks are authorized by the HOLA to make investments in business development credit corporations, certain commercial paper and corporate debt securities, service corporations and small business investment companies, all of which investments are subject to percentage-of-assets and various other limitations.

   The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which recapitalizes the Bank Insurance Fund ("BIF") of the FDIC and imposes certain supervisory and regulatory reforms on insured depository institutions, was enacted on December 19, 1991. In addition to certain matters affected by various provisions of FDICIA discussed elsewhere herein, the federal banking agencies prescribed minimum operational standards with respect to asset quality, earnings, compensation arrangements and minimum ratios of market-to-book value. Institutions failing to meet the operational standards are required to submit corrective plans and are subject to sanctions for failure to submit or comply with a plan. The acceptance and renewal of brokered deposits is limited to well-capitalized institutions.

   In addition, FDICIA and regulations promulgated thereunder: (i) require annual audits by independent public accountants for all insured institutions with assets in excess of specified levels; (ii) require the formation of independent audit committees of the board of directors of certain insured depository institutions; and (iii) impose annual on-site examinations on all depository institutions except those well-capitalized institutions with assets of less than $100 million. FDICIA also made certain changes to the Qualified Thrift Lender ("QTL") requirements imposed on savings associations. See "Regulation -- Qualified Thrift Lender Test." FDICIA also required the establishment of a risk-based deposit insurance assessment system. See "Regulation -- Insurance of Accounts and Other Assessments." Pursuant to FDICIA, the federal banking agencies adopted final prompt corrective action regulations, effective December 19, 1992, which permit the regulatory agencies to take action against an insured depository institution when it falls below certain capital levels. See "Regulation -- Capital Requirements -- Prompt Corrective Action."

   The Financial Institutions Reform, Recovery, and Enforcement Act of 1989.
The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to savings associations generally and significantly impacted the thrift industry. FIRREA, among other things, increased the capital requirements for savings associations which, subject to certain exceptions, cannot be less stringent than the capital standards applied by the Office of the Comptroller of the Currency ("OCC") to national banks (See "Regulation -- Capital") and subjects savings associations to the maximum loans-to-one-borrower limits applicable to national banks.

   FIRREA substantially expanded the enforcement powers available to federal banking regulators and the Department of Justice. FIRREA made certain provisions of the Federal Deposit Insurance Act (the "FDIA") applicable to savings associations and granted both the OTS and the FDIC expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling shareholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. See "Regulation -- Enforcement Authority."

   Restrictions on Acquisitions and Branching. The Company must obtain approval from the OTS before acquiring control of any other savings association. Currently, acquisitions by savings and loan holding companies are generally prohibited if they result in a savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

   Subject to certain statutory restrictions in HOLA and the FDIA, the Bank is authorized to branch on a nationwide basis. Certain other restrictions that apply to branching by savings associations, generally, such as the Community Reinvestment Act and capital compliance, also apply.

   In September 1994, Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Effective September 29, 1995, the Interstate Act will eliminate many existing restrictions on interstate banking by authorizing interstate acquisitions of banks by bank holding companies without geographic limitations and without regard to whether such acquisitions are permissible under state law. In addition, beginning
June 1, 1997, the Interstate Act will allow interstate branching in states that have not passed legislation prohibiting interstate branching. Prior to June 1, 1997, interstate branching will be possible in states that pass laws affirmatively authorizing interstate branching.

  Florida recently enacted the Florida Reciprocal Banking Act (the "Florida Act") which became effective May 1, 1995. The Florida Act only permits acquisitions of Florida banks in existence two years or more (or their bank holding companies) by bank holding companies based in states that have reciprocal legislation. The Interstate Act, however, will supersede this restriction, unless Florida, prior to June 1, 1997, expressly enacts legislation opting out of the interstate banking provisions of the Interstate Act.

   Florida law has permitted interstate reciprocal acquisitions of and by Florida savings institutions since 1986. The effect of the Interstate Act and the Florida Act, which will expand the number of out-of-state bank holding companies permitted to acquire Florida banks, on the Company cannot be predicted at this time. It is anticipated that these acts may facilitate further consolidation in the banking industry and, by permitting out-of-state banks nationwide to acquire Florida banks, may increase competition in the Company's market.

   Transactions With Affiliates. The authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Savings associations, such as the Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. Pursuant to Section 11 of HOLA, such savings associations are subject to restrictions regarding transactions with affiliates ("Covered Transactions") substantially similar to those imposed upon member banks under Sections 23A and 23B of the Federal Reserve Act ("FRA").

   With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who exercise a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The Director of the OTS may further restrict such transactions with affiliates in the interest of safety and soundness.

   Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an association's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

   In July 1991, the OTS issued a final regulation to implement and clarify the application of Sections 23A and 23B of the FRA to savings associations. The regulation requires savings associations, such as the Bank, to attribute to an affiliate the amounts of all transactions conducted with subsidiaries of that affiliate and grants the Director of the OTS the authority to deem certain subsidiaries of such a savings association as affiliates.

   Certain transactions between savings associations and their affiliated persons are also subject to conflict of interest regulations enforced by the OTS. For these purposes, affiliated persons include officers, directors and controlling stockholders. These regulations require regulatory approvals for transactions by the Bank and its subsidiaries with affiliated persons (as defined for purposes of the OTS's conflict regulations) involving the sale or purchase of property. Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of such institution ("Principal Shareholders") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareholders), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareholders or which is controlled by such executive officers, directors or Principal Shareholders are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O).

   Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus. Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

   Federal Home Loan Bank System. The Bank is member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), an agency created by FIRREA. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. The Bank, as a member of the Atlanta-FHLB, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of: (1) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (2) 0.3% of its assets; or (3) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. The Bank is in compliance with this requirement.

   Each FHLB bank serves as a reserve or central bank for its home financing members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including, collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB.

   All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

   Liquidity. The Bank is required to maintain a daily average balance of liquid assets (cash, certain time deposits, bankers' acceptances, corporate debt securities, and commercial paper, securities of certain mutual funds, reserves maintained pursuant to FRB requirements, and specified government, state or federal agency obligations) equal to a certain percentage of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. Currently, OTS regulations require a savings association, such as the Bank, to maintain liquid assets equal to not less than 5% of its net withdrawable deposit accounts and borrowings payable in one year or less and short-term liquid assets of not less than 1%. Penalties may be imposed for failure to meet the liquidity requirements. Throughout fiscal year 1995, the Bank has been in compliance with OTS liquidity requirements. Upon conversion to a commercial bank, the Bank will have increased liquidity requirements. Management does not anticipate any difficulty in meeting these additional requirements nor any adverse impact on financial condition or results of operations.

   Qualified Thrift Lender Test. Effective January 1, 1988, the Bank, like all savings associations, was required to meet a QTL test for, among other things, future eligibility for FHLB bank advances. An association must have invested at least 65% of its portfolio tangible assets in qualifying thrift investments and must maintain this level of qualifying thrift investments for each subsequent two-year period beginning on July 1, 1991, as measured on a monthly average basis in nine of every 12 months.

   "Portfolio assets" are defined as total assets less intangibles, properties used to conduct business and liquid assets (up to 20% of total assets). The following assets may be included as qualifying thrift investments without limit: domestic residential housing or manufactured housing loans; home equity loans and mortgage-backed securities backed by residential housing or manufactured housing loans; a designated percentage of consumer loans; FHLB stock as well as certain obligations of the FSLIC, the FDIC and certain other related entities. Other qualifying assets, which may be included up to an aggregate of 15% of portfolio assets, are: (i) 50% of originated residential mortgage loans sold within 90 days of origination; (ii) investments in debt or equity of service corporations that derive 80% of their gross revenues from housing-related activities; (iii) 200% of certain loans to and investment in low cost one- to four-family housing; (iv) 200% of loans for residential real property, churches, nursing homes, schools and small businesses in areas where the credit needs of low- and moderate-income families are not met; (v) other loans for churches, schools, nursing homes and hospitals; and (vi) personal, family, household, or education loans (up to 5% of total portfolio assets).

   Any savings association that fails to meet the QTL test must convert to a commercial bank charter, unless it requalifies as a QTL on an average basis in at least three out of every four quarters for two out of three years and thereafter remains a QTL. If an institution that fails the QTL test has not yet requalified and has not converted to a commercial bank, its new investments and activities are limited to those permissible for a national bank. In addition, the association is immediately ineligible to receive any new FHLB advances and is subject to national bank limits for payment of dividends and may not establish a branch office at any location at which a national bank located in the savings association's home state could not establish a branch. If such association has not requalified or converted to a commercial bank charter three years after its failure to meet the QTL test, it must divest all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB advances. Certain temporary and limited exceptions from meeting the QTL test may be granted by the OTS.

   Capital Requirements. FIRREA mandated that the OTS establish new capital standards for all savings associations effective December 7, 1989 and that such capital standards generally be at least as stringent as those imposed on national banks by the OCC. As noted below, these new standards generally require savings associations to maintain higher levels of capital than were previously required. Effective December 7, 1989, the OTS promulgated a new capital regulation having three components: a leverage limit, a tangible capital requirement and a risk-based capital requirement.

   Leverage Limit. The leverage limit requires that a savings association maintain "core capital" of at least 3% of its adjusted total assets. For purposes of this requirement, total assets are adjusted to exclude intangible assets and investments in certain subsidiaries, and to include the assets of certain other subsidiaries, certain intangibles arising from prior period supervisory transactions, and permissible purchased mortgage servicing rights. "Core capital" includes (i) common shareholders' equity and retained earnings, noncumulative perpetual preferred stock and related surplus and minority interests in consolidated subsidiaries, minus (ii) those intangibles (including goodwill) and investments in subsidiaries not permitted as capital for national banks, plus (iii) certain purchased mortgage servicing rights and certain goodwill arising from prior regulatory accounting practices.

   Although accounted for under GAAP as an intangible asset, certain purchased mortgage servicing rights need not be deducted in computing core capital. Generally, the lower of (i) 90% of the fair market value of readily marketable purchased mortgage servicing rights, (ii) 90% of the original cost of purchased mortgage servicing rights, or (iii) the current amortized book value as determined under GAAP may be included in core capital.

   At March 31, 1995, the Bank had an amortized carrying value of purchased mortgage servicing rights of $2.8 million. This amount approximates its fair market value.

   FIRREA also requires deductions from core capital for savings associations that own certain service corporations and other subsidiaries. In determining core capital, all investments in and loans to subsidiaries engaged in activities not permissible for national banks, which are generally more limited than activities permissible for savings associations and their subsidiaries ("nonconforming subsidiaries"), generally must be deducted in calculating a savings association's core capital. Certain exceptions are provided, including exceptions for mortgage banking subsidiaries and subsidiaries engaged in agency activities for customers (unless determined otherwise by the FDIC on safety and soundness grounds). Generally, all subsidiaries engaged in activities permissible for national banks are required to be consolidated for purposes of calculating capital compliance by the parent savings association. This requirement does not have a material impact on the Bank's core capital requirements.

   Tangible Capital Requirements. The tangible capital requirement mandates that a savings association maintain tangible capital of at least 1.5% of adjusted total assets. For purposes of this requirement, adjusted total assets are calculated on the same basis as for the leverage limit. Tangible capital is defined in the same manner as core capital, except that all goodwill must be deducted.

   Risk-based Capital Requirements. The risk-based requirement promulgated by the OTS is required by FIRREA to track the standard applicable to national banks, except as the OTS may determine to reflect interest rate and other risks not specifically included in that standard. However, such deviations from the national bank standard may not result in a materially lower risk-based requirement for savings associations than for national banks. The risk-based standard adopted by the OTS is similar to the OCC standard for national banks.

   The risk-based standards of the OTS require, as of January 1, 1993, maintenance of core capital equal to at least 4% of risk-weighted assets, and total capital equal to at least 8% of risk-weighted assets. Total capital includes core capital plus supplementary capital (except that includable supplementary capital may not exceed core capital). Supplementary capital includes: cumulative perpetual preferred stock; mutual capital, income capital and net worth certificates; nonwithdrawable accounts and pledged deposits to the extent not included in core capital; perpetual and mandatory convertible subordinated debt and maturing capital instruments meeting specified requirements; and general loan and lease loss allowances, up to a maximum of 1.25% of risk-weighted assets.

   In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk factor ranging from 0% to 100%, as assigned by the OTS based on the risks it believes inherent in the type of asset. Comparable weights are assigned to off-balance sheet activities.

   At March 31, 1995, the capital requirements for the Bank were approximately $4.1 million or 1.5% of adjusted total assets, $8.2 million or 3.0% of adjusted total assets and $14.7 million or 8.0% of risk-weighted assets. The Bank's tangible capital of $16.3 million or 6% of adjusted total assets, core capital of $16.3 million or 6% of adjusted total assets and risk-based capital of $19.3 million or 11% of risk-weighted assets exceeded the requirements by $12.2 million, $8.1 million and $4.6 million, respectively.

   Interest Rate Risk Component. In December 1990, the OTS issued for comment a proposed rule designed to ensure that a savings association's risk-based capital requirement would be based, in part, on the level of its exposure to interest rate risk ("IRR"). This would be accomplished by adding an interest rate risk component to the risk-based capital requirement discussed above. In September 1992, the OTS issued a supplemental notice of proposed rulemaking which proposed certain modifications to its earlier proposal. In August 1993, the OTS adopted final rules governing IRR. Under the final rules, only institutions with more than a "normal" level of IRR would be required to add on an IRR component in addition to the existing 8% risk-based capital requirement. The IRR component is calculated as one-half of the difference between the institution's measured IRR and 2%, multiplied by the market value of its assets.

   Failure to Meet Requirements. Any savings association that fails to meet its regulatory capital requirement is subject to enforcement actions by the OTS or the FDIC. In addition, any such savings association is prohibited from increasing its liabilities during any two consecutive calendar quarters at a rate in excess of 12.5% or making any capital distributions without regulatory approval. See "Regulation -- Federal Regulation -- Capital Distributions." The OTS must limit the asset growth of any undercapitalized association and issue a capital directive against the association. Failure to maintain minimum levels of required regulatory capital requires the association to file a capital plan with the OTS which indicates how the association will achieve compliance with the capital rules. If the capital plan is not accepted by the OTS, it may result in the imposition by the OTS of various operational restrictions.

   Prompt Corrective Action. The FDICIA authorizes and, under certain circumstances, requires the OTS to take certain actions against associations that fail to meet certain capital-based requirements. Under the FDICIA, the federal banking agencies, including the OTS, are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions.

   Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.

   An institution will be designated adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination).

   An institution will be designated undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a core risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination).

   An institution will be designated significantly under-capitalized if the institution has a total risk-based capital ratio that is less than 6%, a core risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%.

   An institution will be designated critically under-capitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

   Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.

   Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. The FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution became critically undercapitalized.

   The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

   Inasmuch as the Bank exceeds the fully phased-in capital requirements of the OTS, management of the Company does not believe that the provisions of the FDICIA imposing restrictions on undercapitalized institutions will impact the Bank.

   Capital Distributions. Limitations are imposed upon all "capital distributions" by savings associations, including cash dividends, payments by an institution in a cash-out merger and other distributions charged against capital. The capital distribution regulation establishes a three-tiered system, with the greatest flexibility afforded to well capitalized institutions.

   Under the capital distribution regulation, an association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or greater than the amount of its fully phased-in capital requirement is a Tier 1 association ("Tier 1 Association"). An association that immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is equal to or in excess of its minimum capital requirements is a Tier 2 association. An association immediately prior to a proposed capital distribution, and on a pro forma basis after giving effect to a proposed capital distribution, has capital that is less than its minimum regulatory capital requirement is a Tier 3 association. The Bank currently qualifies as a Tier 1 Association.

   A Tier 1 Association may make capital distributions during a calendar year up to 100% of its net income to date during the calendar year, plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year. A Tier 1 Association may not make capital distributions in excess of the foregoing limitations except upon notice to the OTS and opportunity for OTS objection to such capital distribution.

   Changes in Directors and Senior Executive Officers. Section 914 of FIRREA requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution: (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or (iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

   The OTS has adopted rules to implement section 914 of FIRREA with respect to savings associations and savings and loan holding companies. The rule broadly defines "senior executive officer" to include the president, chief financial officer, chief lending officer, chief investment officer, general counsel, or their functional equivalents, or any individual who exercises significant influence over, or participates in, major policy making decisions without regard to title, salary or compensation. The term "senior executive officer" also includes any employee of another entity hired to perform the functions of positions listed above.

   The term "troubled condition" with respect to a savings association means a savings association: (i) that has received a composite rating of 4 or 5 in its most recent examination; (ii) that is the subject of a capital directive or formal enforcement action or proceeding or written agreement entered into with the OTS relating to safety or soundness or financial viability; or (iii) that is informed in writing by the OTS that it has been deemed to be in a troubled condition for purposes of section 914 of FIRREA. A savings and loan holding company is in troubled condition if it meets condition (ii) or (iii), above, or if the OTS determines that the holding company has a detrimental or burdensome effect on its subsidiary savings association or that it requires more than the normal level of supervision. The rule covers the promotion or change in responsibilities of a senior executive officer.

   The Bank is not subject to the notice requirements of section 914 or its implementing regulations.

   Enforcement Authority. Pursuant to FIRREA, the OTS was granted enhanced, extensive enforcement authority over all savings associations. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the OTS has significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA significantly increased the amount of, and grounds for, civil money penalties assessable against savings associations and "institution-affiliated parties." The FDICIA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a savings association or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA requires, except under certain circum-stances, public disclosure of final enforcement actions by the OTS.

   FIRREA also expanded the grounds for appointment of a conservator or receiver for a savings association. Grounds for such appointment include: insolvency; substantial dissipation of assets or earnings; existence of an unsafe or unsound condition to transact business; likelihood that the association will be unable to pay its obligations in the normal course of business; and insufficient capital or the incurring or likely incurring of losses that will deplete substantially all capital with no reasonable prospect for replenishment.

   The FDICIA added additional grounds for the appointment of a conservator or receiver of a savings association, which include: under-capitalization where the association (i) has no reasonable prospect of becoming adequately capitalized, (ii) fails to become adequately capitalized when required to do so,
(iii) fails to timely submit an acceptable capital restoration plan, or
(iv) materially fails to implement a capital restoration plan, or the association is "critically undercapitalized" or "otherwise has substantially insufficient capital."

   The federal banking agencies as well as the Department of Justice were granted enhanced enforcement power pursuant to the Comprehensive Thrift and Bank Fraud Prosecution and Taxpayer Recovery Act of 1990, enacted into law on November 29, 1990. This enactment increased the penalties for certain banking-related crimes, gave the OTS and the conservators and receivers of savings associations the right to seek prejudgment attachment of assets of institution-affiliated parties and other persons in certain circumstances. It also made changes in the bankruptcy law that will increase the likelihood that capital commitments made by holding companies will be fulfilled.

   Insurance of Accounts and Other Assessments. The Bank's deposit accounts are insured by both the SAIF and BIF of the FDIC to a maximum of $100,000 for each insured depositor. The OTS requires an annual audit by independent accountants and, as noted earlier, the OTS and the FDIC make their own periodic examinations of the Bank. The FDIC or the OTS may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The FDIC may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious threat to the insurance fund.

   FIRREA established certain premium assessment rates for SAIF deposit insurance as well as a designated reserve ratio for the fund of 1.25%, or such higher rate (not to exceed 1.5%) determined by the FDIC to be justified by circumstances that raise a significant risk of substantial future losses to the SAIF. The Omnibus Reconciliation Act of 1990 (the "Reconciliation Act") removed the ceiling on the designated reserve ratio, and provided that the assessment rates set forth in FIRREA established minimum rates which the FDIC could impose. Provisions in FIRREA limiting the maximum assessment and the percent of increase in the assessment that would be permissible in any one year were repealed by the Reconciliation Act.

   Through December 31, 1992, all FDIC-insured institutions paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.

   The FDIC has recently proposed an amendment to the BIF risk-based assessment schedule which, if adopted as proposed, could lower the deposit insurance assessment rate for most commercial banks and other depository institutions with deposits insured by the BIF to 0.04% of insured deposits. At the same time, the FDIC has indicated it anticipates that the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will not fall below the current 0.23% of insured deposits before the year 2002. Under the FDIC proposal, the assessment rates for BIF-insured institutions would range from 0.31% of insured deposits for undercapitalized BIF-insured institutions in supervisory Subgroup C to 0.04% of deposits for well-capitalized institutions in supervisory Subgroup A, which constitute over 90% of BIF-insured institutions.

The proposal would authorize the FDIC to adjust the BIF assessment rate schedule by up to five basis points as deemed necessary to maintain the BIF reserve ratio at the designated reserve ratio. If adopted, the FDIC proposal could not become effective until the semi-annual period after the BIF achieves its designated reserve ratio which the FDIC estimates may occur as early as mid-1995. The FDIC proposal, if adopted, would result in a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and could place SAIF-insured savings associations such as the Bank at a significant competitive disadvantage to BIF-insured institutions.

   Under present guidelines, to arrive at a risk-based assessment for each bank and thrift, the FDIC places it in one of nine risk categories using a two-step process based first on capital ratios and then on other relevant information.

   Each institution is assigned to one of three groups (well capitalized, adequately capitalized or undercapitalized) based on its capital ratios. A well-capitalized institution is one that has at least a 10% "total risk-based capital" ratio (the ratio of total capital to risk-weighted assets), a 6% "Tier 1 risk-based capital" ratio (the ratio of Tier 1 (core) capital to risk-weighted assets) and a 5% "leverage capital" ratio (the ratio of core capital to adjusted total assets). An adequately capitalized institution has at least an 8% total risk-based capital ratio, a 4% Tier 1 (core) risk-based capital ratio and a 4% leverage capital ratio. An undercapitalized institution is one that does not meet either of the above definitions.

          The FDIC also assigns each institution to one of three supervisory subgroups based on an evaluation of the risk posed by the institution. The FDIC makes this evaluation based on reviews by the institution's primary federal or state supervisor, statistical analyses of financial statements and other information relevant to gauging the risk posed by the institution. These supervisory evaluations therefore modify premium rates within each of the three capital groups -- the result being the nine risk categories and the corresponding assessment rates (cents per one thousand dollars of deposits) as follows:

                                                                  SUPERVISORY SUBGROUP

 MEETS NUMERICAL STANDARDS FOR:                              A              B             C
 Well capitalized                                            23            26            29
 Adequately capitalized                                      25            29            30
 Undercapitalized                                            29            30            31

   The Bank's consolidated insurance assessment for the fiscal year ending March 31, 1996, is expected to be between $526,000 and $572,000 depending upon deposit growth.

   As part of the funding of the RTC and the resolution of the insolvency of the FSLIC, Congress created FICO and REFCO. Each of these entities, under specified conditions, may assess premiums on SAIF-insured associations. Such premiums may not exceed assessments able to be made by the SAIF, and are payable in lieu thereof. FIRREA provides that the Treasury Department shall make contributions to the SAIF if assessments actually paid to it are insufficient to maintain certain statutorily prescribed capital levels for the SAIF.

   In addition, FIRREA empowers the OTS to issue regulations for the collection of fees in order to recover the expenses of the agency, the cost of supervision of savings associations, the examination of affiliates of savings associations, and the processing of applications, filings, notices and other requests of associations filed with the OTS. The OTS adopted a two-pronged sliding scale approach in 1990 by which all institutions pay a general assessment and troubled associations pay an additional premium assessment. The Bank was subject to only the general assessment in 1994. In addition to the general (and special assessments), the OTS also collects application fees which apply to virtually all regulatory and securities applications and filings as well as to fees to cover the costs of examinations of savings associations, holding companies, subsidiaries and affiliates. The Bank's consolidated assessments amounted to approximately $414,000 in the aggregate during the fiscal year ended March 31, 1995.

   Federal Reserve Board. The FRB requires all depository institutions (i.e., savings associations) to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1,557,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. See "Regulation -- Liquidity."

   Savings association are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

REGULATION OF THE COMPANY

   Activities Restrictions. The Company presently operates as a unitary savings and loan holding company. There are generally no restrictions on the activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, the Director of the OTS may impose such restrictions as deemed necessary to address such risk including limiting: (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the QTL test, then such unitary holding company shall also presently become subject to the activities restrictions applicable to multiple holding companies, and unless the savings institution requalifies as a QTL within one year thereafter, register as and become subject to the restrictions applicable to a bank holding company. See "Regulation of the Bank -- Qualified Thrift Lender Test."

   If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity, except upon prior notice to and no objection by the OTS, other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987, to be engaged in by multiple holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in (vii) above and must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

   Legislation has been recently introduced into the U.S. Congress which would subject all unitary holding companies to the same restrictions on activities as are currently applied to multiple holding companies. If such legislation is enacted in its current form, the ability of the Company to engage in certain activities that are currently permitted to a unitary holding company may be restricted. Since the Company does not and has no current plans to engage in any business activity impermissible for a multiple holding company, such legislation would not require the Company to discontinue any current activity. In addition, such legislation would preclude companies that are engaged in activities not permitted to multiple holding companies from acquiring control of the Company. No prediction can be made at this time as to whether such legislation will be enacted or whether it will be enacted in its current form.

   Restrictions on Acquisitions. Savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Under certain circumstances, a registered savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the voting shares of an under-capitalized savings institution pursuant to a "qualified stock issuance" without that savings institution being deemed controlled by the holding company. In order for the shares acquired to constitute a "qualified stock issuance", the shares must consist of previously unissued stock or treasury shares, the shares must be acquired for cash, the savings and loan holding company's other subsidiaries must have tangible capital of at least 6 1/2% of total assets there must not be more than one common director or officer between the savings and loan holding company and the issuing savings institution, and transactions between the savings institution and the savings and loan holding company and any of its affiliates must conform to Sections 23A and 23B of the FRA. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

   The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if: (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the FDIA; or
(iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

   Under the BHCA, bank holding companies are specifically authorized to acquire control of any savings association. Pursuant to rules promulgated by the FRB, owning, controlling or operating a savings institution is a permissible activity for bank holding companies, if the savings institution engages only in deposit-taking activities and lending and other activities that are permissible for bank holding companies. A bank holding company that controls a savings institution may merge or consolidate the assets and liabilities of the savings institution with, or transfer assets and liabilities to, any subsidiary bank which is a member of the BIF with the approval of the appropriate federal banking agency and the FRB. The resulting bank will be required to continue to pay assessments to the SAIF at the rates prescribed for SAIF members on the deposits attributable to the merged savings institution plus an annual growth increment. In addition, the transaction must comply with the restrictions on interstate acquisitions of commercial banks under the BHCA.

FEDERAL SECURITIES LAWS

   The Company is subject to the reporting requirements of the Exchange Act, as implemented by the SEC, and is required to file periodic and other reports with the SEC. In addition, certain individuals and entities are required to file reports and are subject to various restrictions in connection with their ownership of shares of the Company and transactions involving such shares.

TAXATION

   Federal. The Company, on behalf of itself and its subsidiaries, files a calendar tax year consolidated federal income tax return and reports income and expenses using the accrual method of accounting.

   Savings associations are generally taxed in the same manner as other corporations. Unlike other corporations, however, savings associations such as the Bank that meet certain tests relating to the nature of their supervision, income, assets and business operations are allowed to establish a reserve for bad debts and, for each tax year, are permitted to deduct additions to that reserve on "qualifying real property loans" using the more favorable of one of the following two alternative methods: (i) a method based on the association's actual loss experience (the "experience method") or (ii) a method based on a specified percentage of the institution's taxable income (the "percentage of taxable income method"). "Qualifying real property loans" are, in general, loans secured by interests in improved residential real property. The addition to the reserve for losses on nonqualifying real property loans must be computed under the experience method. Upon conversion to a commercial bank, the Bank will no longer be permitted to deduct additions to such reserve for federal income tax purposes.

   Under the percentage of a taxable income, a qualifying association generally may deduct 8% of its taxable income, subject to the limitations discussed below. The net effect of the percentage of taxable income method deduction is that the maximum effective federal income tax rate on income computed without regard to actual bad debts for qualifying associations is 31.28%.
Under the experience method, a thrift institution is permitted to deduct an amount based on its average yearly loan losses over the current and the previous five years.

     The amount of the bad debt deduction that a savings institution may claim with respect to additions to its reserve for bad debts is subject to certain limitations. First, the deduction may be reduced or eliminated entirely (regardless of the method of computation) if at least 60% of the savings institution's assets do not fall within certain designated categories. Second, the bad debt deduction attributable to "qualifying real property loans" cannot exceed the greater of (i) the amount deductible under the experience method or
(ii) the amount which, when added to the bad debt deduction for nonqualifying loans, equals the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeds the sum of the surplus, undivided profits, and reserves at the beginning of the taxable year. Third, the amount of bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method is permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year, taking into account the addition to that reserve for that taxable year, does not exceed 6% of such loans outstanding at such time. Fourth, the amount of the bad debt deduction is reduced, but not below zero, by the amount of the addition to reserves for losses on nonqualifying loans for the taxable year. Finally, a savings institution that computes its bad debt deduction using the percentage of taxable income method and files its federal income tax return as part of a consolidated group is required to reduce proportionately its bad debt deduction for losses attributable to activities of nonsavings institution members of the consolidated group that are "functionally related" to the savings institution member. (The savings institution member is permitted, however, to proportionately increase its bad debt deduction in subsequent years to recover any such reduction to the extent the nonsavings institution members realize income in subsequent years from their "functionally related" activities.)

     To the extent that (i) the Bank's reserve for losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method and (ii) the Bank makes distributions to its stockholders that are considered to result in withdrawals from that excess bad debt reserve, then the amounts withdrawn will be included in the Bank's taxable income. The amount considered to be withdrawn by such a distribution will be the amount of the distribution plus the amount necessary to pay the tax with respect to the withdrawal. Dividends paid out of the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, however, will not be considered to result in withdrawals from the Bank's bad debt reserve. Dividends in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of the Bank will be considered to result in withdrawals from the Bank's bad debt reserves.

   State Taxation. Under the laws of the State of Florida, the Bank is subject, generally, to a 5.5% tax on net income. The tax may be reduced by a credit of up to 65% (40% prior to July 1, 1990) of the tax due as a result of certain intangible taxes. The tax is deductible by the Bank in determining its federal income tax liability.


Item 2.  Properties

   The Bank operates seven full-service branches of which three of the facilities are owned and four are leased. The Bank owns an office building in West Palm Beach, Florida which houses its corporate office headquarters and a full-service branch. Two-thirds of the building serves as the Company's corporate headquarters which includes the Bank's loan servicing, item processing, proof-of-deposit, accounting, and administration departments as well as a loan production and branch depository facility. The remaining office space is fully leased to unaffiliated parties. Two branches located in Palm Beach Gardens and Homestead, Florida were relocated from leased space to Company owned buildings which were both constructed during 1995. Net book value for office buildings and land was $4.5 million at March 31, 1995.

   The Bank leases four full-service branches in Palm Beach County, Florida, of which two branches were acquired in connection with the Governors merger.

Item 3.  Legal Proceedings

   The Company is at various times involved in litigation arising out of the ordinary course of business. At present the Company is not aware of any litigation which would have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      During the fourth quarter of the fiscal year ended March 31, 1995, the Company did not submit any matter to a vote of security holders.

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

MARKET PRICE AND DIVIDENDS

      The Common Stock of the Company, par value $.01 per share, is traded on the over-the-counter market and is listed on NASDAQ under the symbol RSFC. The table sets forth the high and low bid prices for the common stock as reported by NASDAQ.

                                                                        BID PRICE
 YEAR ENDED MARCH 31,                                     1995                              1994

                                                 HIGH              LOW             HIGH              LOW

 First quarter                                   $4 1/4            $3 3/8            $4                $3

 Second quarter                                  $4 1/2            $3 3/4            $3 1/2            $2 7/8
 Third quarter                                   $4 3/8            $3 1/4            $4 1/4            $3 1/2

 Fourth quarter                                  $4 3/8            $3 3/4            $4 1/2            $3 5/8

As of May 15, 1995, the number of record holders of the common stock was approximately 1,500.

Currently the Company has nine market makers in its common stock:

                            Advest, Inc.
                            Robert W. Baird & Co., Inc.
                            Allen C. Ewing & Co.
                            Herzog, Heine, Geduld, Inc.
                            F. J. Morrissey & Co., Inc.
                            Mayer & Schweitzer, Inc.
                            Ryan Beck & Co., Inc.
                            Sherwood Securities Corp.
                            William R. Hough & Co.

      The Board of Directors has declared cash dividends for shareholders for nine consecutive quarters as follows:

       Declaration                  Record              Per Share

           Date                      Date                Dividend

 April 21, 1993            May 15, 1993                         $.01
 July 21, 1993             August 2, 1993                        .01
 October 20, 1993          November 1, 1993                      .01
 January 26, 1994          February 15, 1994                     .01
 April 27, 1994            May 20, 1994                          .01
 July 27, 1994             August 19, 1994                       .01
 October 26, 1994          November 10, 1994                     .02
 February 3, 1995          February 16, 1995                     .02
 April 26, 1995            May 15, 1995                          .02



     On August 12, 1991, January 27, 1992, April 1, 1993, and January 21, 1994,
the Company issued a 10%, 5%, 10%, and 5%, respectively, stock dividend for shareholders.

      Future payment of dividends will be subject to determination and declaration by the Board of Directors. See Note 11 of the financial statements in Item 8 for discussion of OTS' regulations of dividend payments.


ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED SELECTED FINANCIAL DATA
YEAR ENDED MARCH 31,
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)      1995            1994                1993               1992            1991

SUMMARY OF OPERATING RESULTS
Interest income                                    $16,288          $12,487             $11,237             $11,366         $12,016
Interest expense                                     7,397            5,512               4,560               6,950           8,821
                                                     -----            -----               -----               -----           -----
Net interest income                                  8,891            6,975               6,677               4,416           3,195
Provision for loan losses                              200              214               1,003                 704             616
                                                     -----            -----               -----               -----           -----
Net interest income after
  provision for loan losses                          8,691            6,761               5,674               3,712           2,579
Non-interest income                                  2,999            4,389               3,058               3,812           3,335
Operating expenses                                   9,860            8,739               6,932               6,266           5,274
                                                     -----            -----               -----               -----           -----
Income before income tax,
 extraordinary item & accounting change              1,830            2,411               1,800               1,258             640
Income taxes                                           663              818                 582                 466             205
                                                     -----            -----               -----               -----           -----
Income before extraordinary item
 and accounting change                               1,167            1,593               1,218                 792             435
Extraordinary item                                                                                              278             205
Change in accounting for income taxes                                   500
                                                     -----            -----               -----               -----           -----
Net income                                          $1,167           $2,093              $1,218              $1,070            $640
                                                     =====            =====               =====               =====           =====
PER SHARE DATA
Income before extraordinary item
 and change in accounting for income taxes            $.23             $.42               $.50                $.42             $.27
                                                      =====            =====               =====               =====          =====
Net income                                            $.23             $.55               $.50                $.55             $.39
                                                     =====            =====               =====               =====           =====
Average common shares and common stock
 equivalents outstanding (in thousands)              4,474            3,927               2,895               2,389           1,643
                                                     =====            =====               =====               =====           =====

MARCH 31,                                            1995              1994               1993               1992             1991
                                                     -----            -----               -----              -----            -----
BALANCE SHEET DATA

Total assets                                       $280,039          $206,637           $169,474          $135,330         $123,786
Investments                                          14,185            24,481                248               248            2,447
Loans receivable - net                              226,611           154,375            123,773            95,963           77,711
Total deposits                                      229,735           156,651            145,911           117,349          109,869
Borrowed money                                       19,733            21,995              2,000             2,000            2,000
Shareholders' equity                                 20,446            19,648             10,793             7,104            5,935

AT OR FOR THE YEAR ENDED
MARCH 31,
                                          1995             1994              1993              1992            1991
                                          -----            -----             -----             -----           -----
OTHER DATA
Return on average assets                   .50%           1 .13% (A)           .91%              .81%            .50%
Return on average
 shareholders' equity                    5 .82            12.63              14.57             16.04           11.41
Average shareholders' equity to
 average total assets                    8 .60            8 .92               6.25              5.03            4.42
Allowance for loan losses to
 total loans (net)                       1 .10              .69                .96               .70             .50
Net charge-offs to average loans           .09              .27                .92               .55             .76
Non-performing assets to total assets
 at year end                             1 .23            1 .56               2.43              3.99            1.76
Net interest margin                      4 .00            3 .60               5.00              3.00            3.10
Net yield                                4 .25            4 .00               5.50              3.10            2.90
Number of full-service offices           7                5                   5                 3               3
Loan servicing portfolio
 (in millions)                           $323            $189                $267             $402            $409

(A) Includes cumulative effect of change in accounting for income taxes

QUARTERLY FINANCIAL DATA
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                          FOR THE YEAR ENDED MARCH 31, 1995
                                                              FIRST                 SECOND                THIRD              FOURTH

                                                            QUARTER                QUARTER              QUARTER              QUARTER

 Interest income . . . . . . . . . . . . .                   $3,361                 $3,624               $4,051               $5,252

 Interest expense  . . . . . . . . . . . .                    1,509                  1,539                1,861                2,488
                                                              -----                  -----                -----                -----

 Net interest income . . . . . . . . . . .                    1,852                  2,085                2,190                2,764

 Provision for loan losses . . . . . . . .                       75                     75                   25                   25
                                                              ------                 ------               ------                ----
 Net interest income after provision for
 loan losses . . . . . . . . . . . . . . .                    1,777                  2,010                2,165                2,739
 Non-interest income . . . . . . . . . . .                      854                    602                  742                  801

 Operating expense . . . . . . . . . . . .                    2,211                  2,138                2,407                3,104

                                                              -----                  -----                -----                -----
 Income before income taxes  . . . . . . .                      420                    474                  500                  436

 Income taxes  . . . . . . . . . . . . . .                      155                    170                  180                  158
                                                              -----                  -----                -----                -----

 Net income  . . . . . . . . . . . . . . .                     $265                   $304                 $320                 $278

                                                               ====                   ====                 ====                 ====
 Net income per common share . . . . . . .                     $.05                   $.06                 $.06                 $.05
                                                               ====                   ====                 ====                 ====


                                                                                  FOR THE YEAR ENDED MARCH 31, 1994

                                                                        FIRST              SECOND               THIRD        FOURTH
 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)                         Quarter             Quarter             Quarter       Quarter


 Interest income . . . . . . . . . . . . . . . . . . . . .             $3,090              $3,039              $3,274        $3,084
 Interest expense  . . . . . . . . . . . . . . . . . . . .              1,228               1,308               1,545         1,431

                                                                        -----               -----               -----         -----
 Net interest income . . . . . . . . . . . . . . . . . . .              1,862               1,731               1,729         1,653

 Provision for loan losses . . . . . . . . . . . . . . . .                 64                  75                  25            50

                                                                        -----               -----               -----         -----
 Net interest income after provision for loan losses . . .              1,798               1,656               1,704         1,603

 Non-interest income . . . . . . . . . . . . . . . . . . .                996               1,178               1,134         1,081
 Operating expense . . . . . . . . . . . . . . . . . . . .              2,249               2,160               2,185         2,145

                                                                        -----               -----               -----         -----

 Income before income taxes and accounting change  . . . .
                                                                          545                 674                 653           539
 Income taxes  . . . . . . . . . . . . . . . . . . . . . .                178                 231                 225           184

                                                                        -----               -----               -----         -----
 Income before accounting change . . . . . . . . . . . . .                367                 443                 428           355

 Cumulative effect of change in accounting principle . . .
                                                                          500

                                                                        -----               -----               -----         -----
 Net Income  . . . . . . . . . . . . . . . . . . . . . . .               $867                $443                $428          $355

                                                                         ====                ====                ====         =====


Per share data:

 Income before cumulative effect of change in accounting
 principle . . . . . . . . . . . . . . . . . . . . . . . .               $.13                $.14                $.09          $.07
 Cumulative effect of change in accounting principle . . .                .16

                                                                        -----               -----               -----         -----

 Net Income  . . . . . . . . . . . . . . . . . . . . . . .               $.29                $.14                $.09          $.07
                                                                         ====                ====                ====         =====





                                                                        FOR THE YEAR ENDED MARCH 31, 1993
                                                               FIRST                  SECOND              THIRD              FOURTH

                                                             QUARTER                 QUARTER            QUARTER             QUARTER

 Interest income . . . . . . . . . . . . .                    $2,866                  $2,600             $2,562              $3,209

 Interest expense  . . . . . . . . . . . .                     1,380                     952              1,006               1,222
                                                               -----                   -----              -----               -----

 Net interest income . . . . . . . . . . .                     1,486                   1,648              1,556               1,987

 Provision for loan losses . . . . . . . .                        96                      96                551                 260
                                                               -----                   -----              -----               -----

 Net interest income after provision for                       1,390                   1,552              1,005               1,727
 loan losses . . . . . . . . . . . . . . .
 Non-interest income . . . . . . . . . . .                       690                     657              1,199                 512

 Operating expense . . . . . . . . . . . .                     1,647                   1,673              1,730               1,882

                                                               -----                   -----              -----               -----
 Income before income taxes  . . . . . . .                       433                     536                474                 357

 Income taxes  . . . . . . . . . . . . . .                       161                     208                167                  46
                                                               -----                   -----              -----               -----

 Net income  . . . . . . . . . . . . . . .                      $272                    $328               $307                $311

                                                                ====                    ====               ====                ====
 Net income per common share . . . . . . .                      $.14                    $.16               $.15                $.13


                                                                ====                    ====               ====                ====

Item 7.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

CORPORATE OVERVIEW

 In fiscal 1995, Republic Security Financial Corporation (the "Company") continued its growth in total assets, deposits, and net interest income. Effective November 30, 1994, the Bank acquired Governors Bank ("Governors"), a commercial bank headquartered in West Palm Beach. As a result of the merger Republic's assets increased $64.3 million, deposits increased $58.1 million and the banking center network expanded to seven full-service offices.

      After several years of transition, fiscal 1995 marked the first year of noticeable growth in the Bank's commercial and consumer loan portfolios. In addition, on April 17, 1995, the Bank filed application to convert from a Federal Savings Bank to a State of Florida, commercial bank charter. At the same time, Republic Security Financial Corporation filed application with the Federal Reserve Board to become a bank holding company.



FINANCIAL CONDITION

Balance Sheet Comparison
      The Company's consolidated total assets increased $73.4 million or 35.5% from 1994 to 1995. Assets increased $64.3 million as a result of the merger with Governors. The remaining increase is a direct result of increases in loan and deposit demand. Net loans increased 45.1% from 1994 to 1995. Loans acquired in the merger contributed 26% to the net increase in loans while loan originations was the primary contributor to the remaining increase during the year ended March 31, 1995. Cash and cash equivalents increased from $13.1 million to $17.6 million from 1994 to 1995 as a result of the sale of trading investments offset by increased loan and deposit demand. Investments decreased $10.3 million from 1994 to 1995 primarily due to an increase in loan demand and the purchase of Governors for $5.3 million. Deposits increased $73 million or 46.6% from 1994 to 1995 as a result of the merger with Governors Bank and an increase in deposit demand. Federal Home Loan Bank ("FHLB") advances decreased from $20 million to $15 million from 1994 to 1995, while securities under agreements to repurchase increased from nil to $2.7 million at March 31, 1995.

      Republic Security Financial Corporation's consolidated assets increased $37.2 million or 21.9% from 1993 to 1994. The increase in assets was a direct result of increases in loan and deposit demand as well as an increase in borrowings from the FHLB. Net loans increased by $30.6 million due to an increase in loans purchased for portfolio and increased customer demand for construction loans during the year ended March 31, 1994. Cash and cash equivalents decreased $12.6 million from 1993 to 1994 due to the increase in portfolio loan purchases. FHLB advances increased $20 million during 1994 and the funds were invested in adjustable rate mortgage funds to increase the Bank's net interest margin. Deposits increased from $145.9 million to $156.7 million from 1993 to 1994 due to normal growth in the bank's operations. An offering of preferred and common stock resulted in net proceeds of approximately $6.9 million in 1994.

Loans
      In line with the Company's strategic objective to penetrate the non-residential consumer and commercial business markets, the composition of the Bank's loan portfolio reflects significant increases in consumer, commercial, and commercial real estate loans. Consumer loans increased $28.6 million and commercial real estate and commercial and financial loans increased $28.7 million during 1995. The acquisition of Governors contributed $13 million in consumer loans and $19 million in commercial and commercial real estate loans. The remaining increase of $15.6 million and $9.7 million in consumer and commercial loans, respectively, were achieved through the Bank's commercial lending unit targeting individual consumers and high quality commercial businesses.


The following table illustrates the stratification of the Bank's loan portfolio:

                                               MARCH 31,
                            1995      %        1994      %        1993     %
                                         (dollars in thousands)
Residential construction  $45,396    18%     $49,196    28%    $43,107    30%
Residential permanent     123,699     49     105,405     59     77,386     54
Residential lot             2,989      1       1,728      1      2,798      2
Commercial and other
 real estate               26,747     11      12,202      7     13,498      9
Consumer                   36,285     14       7,641      4      5,300      4
Commercial and financial   16,484      7       2,356      1      2,528      1
TOTAL                    $251,600   100%    $178,528   100%   $144,617   100%
                          =======   ====     =======   ====    =======   ====

      Although the Bank is targeting growth primarily in the consumer, commercial real estate, and commercial business markets, the Bank is positioned to maintain its presence in the residential real estate market and expand its residential construction lending.

Property and Equipment
      Property and equipment increased from $4.0 million to $6.1 million from 1994 to 1995. The increase is primarily a result of building two branch offices to relocate existing leased branch offices. In addition, the Corporate headquarters' office space was expanded during fiscal 1995 to accommodate the addition of the item processing and proof-of-deposit departments as well as additional expansion of existing departments. The property and equipment acquired as a result of the Governors acquisition was minimal as the majority of the premises and equipment were leased.

      Property and equipment increased from $2.7 million to $4.0 million from 1993 to 1994, respectively. During the fiscal year ended March 31, 1994, the Bank made improvements to its corporate facilities which totaled approximately $1.2 million.

RETAIL BANKING

     Retail banking entails attracting deposits from customers and lending funds to borrowers. Retail banking revenues consist of net interest income and varied fees for services. Retail banking's income before taxes increased 47% from 1994 to $2.96 million in 1995. Non-interest income increased
65% from 1994 to 1995 as a result of an increase in fees charged and an increase in commercial business accounts. Net interest income increased 28% due to an increase in higher yielding assets as well as an overall increase in interest rates during 1995. These increases were offset with a 29% increase in non-interest expenses resulting from the expansion of the branch network and additions of the item processing and proof-of-deposit departments. Retail banking income before taxes remained flat from 1993 to 1994. Deposit account composition is as follows at March 31:

                                            (DOLLARS IN THOUSANDS)
                             1995     %        1994     %          1993     %

Transaction Accounts     $86,813     38%    $63,627    41%      $55,705   38%
Certificate of Deposit   142,922      62     93,024     59       90,206    62
                           -----     ---      -----    ---       ------  ----

                        $229,735    100%   $156,651   100%     $145,911  100%
                        ========    ====   ========   ====     ========  ====

      Retail banking is the Bank's main focus of growth in 1996. New consumer and commercial products such as credit cards and cash management products and services were introduced by the Bank in 1995 and additional products are currently being developed for introduction in 1996. Growth in commercial and consumer business is expected in 1996 with the anticipation of increasing the Company's net interest margin through increases in higher interest yielding assets and reduction of higher interest-bearing liabilities.

MORTGAGE BANKING

      Mortgage banking consists of lending funds primarily to residential borrowers, selling those loans in secondary markets, servicing loans purchased and originated, and purchasing and selling mortgage service rights and mortgage loans in secondary markets. Activity in the mortgage banking industry significantly declined in 1995 as compared to 1994 due to an overall increase in market interest rates which resulted in a decrease in the volume of loan originations and refinancings. In March 1995, the Bank significantly reduced its operations in mortgage banking. Five loan production offices were closed and the current mortgage banking production activities are conducted from the corporate headquarters in West Palm Beach.

      Mortgage banking income before taxes decreased from $397,000 in 1994 to a loss of $1.1 million in 1995. Gain on the sale of loans and servicing decreased $2.5 million from 1994 to 1995, while loan servicing income increased $798,000. Net interest income increased $292,000 and non-interest expense decreased $125,000 which also offset the decrease in gains on the sales of loans and loan servicing in 1995.

Mortgage banking revenues consist of the following:

 YEAR ENDED MARCH 31,                                      1995                   1994                   1993
                                                                             (dollars in thousands)

 Net interest income after
  provision for loan losses                              $1,297                 $1,005                 $1,279

 Gain on sale of loans and
  servicing rights                                        1,175                  3,657                  3,844
 Loan servicing income                                    1,118                  1,033                  1,530

 Amortization of loan servicing
  rights                                                  (505)                (1,218)                (2,922)
 Other                                                                             182                    174

                                                          -----                  -----                  -----

                                                         $3,085                $ 4,659                $ 3,905
                                                         ======                 ======                 ======

Mortgage banking production is depicted by the following table:

                                                                  YEAR ENDED MARCH 31,

                                                                 (DOLLARS IN THOUSANDS)

                                                           1995                   1994                   1993



 Loans originated                                      $ 48,157               $139,393               $122,272

 Purchases                                                5,140                 20,579                  1,704
 Sales                                                 (55,102)              (142,274)              (132,988)

                                                         ------                -------                -------
 Net cash outflow (inflow) from
  mortgage banking operations                          $(1,805)               $ 17,698               $(9,012)
                                                        =======                =======               ========

      Loan originations and loan purchases related to mortgage banking activities decreased $107 million or 67% in 1995 compared to 1994. Loan sales decreased 61% in 1995. These decreases are attributable to the decline in loan refinancings. Similar declines were experienced in the mortgage banking industry as a whole. Gain on sale of loans and servicing rights decreased $2.5 million in 1995 compared to 1994. The decline in the gain on sale of loans of $2.1 million is directly related to the decline in loan sales.

      Loan servicing income in 1995 remained relatively flat in comparison to 1994 while the amortization of loan servicing rights decreased from $1.2 million in 1994 to $505,000 in 1995 due to the decrease in loan prepayments which resulted primarily from a rise in interest rates. The Bank purchased $2.3 million of loan servicing rights in 1995. Mortgage banking non-interest expense remained flat from 1994 to 1995 as compensation expense decreased 36% in 1995 due to a decrease in loan originations while other non-interest expenses increased.

      Loan originations increased from $122.3 million in 1993 to $139.4 million in 1994. Gain on sale of loans and servicing rights was $3.8 million in 1993 as compared to $3.7 million in 1994.

      Loan servicing income net of amortization of loan servicing rights increased from a loss of $1.4 million in 1993 to a loss of $185,000 in 1994. Amortization of servicing rights was unusually high during the two year period due to heavy prepayments resulting from falling interest rates. The Bank experienced prepayment rates of 30% and 44% during 1993 and 1994, respectively.


      While there are many factors that affect prepayment rates on loans, prevailing loan origination rates are the primary factor. Loan prepayments generally will increase when interest rates decrease and vice versa.

      Mortgage banking non-interest expense increased from $2.8 million in 1993 to $4.2 million in 1994 due to increases in loans originated for sale.


ASSET QUALITY

      The Bank's non-performing assets as a percent of total assets decreased from 1.56% at March 31, 1994 to 1.23% at March 31, 1995. The Bank has seen an improvement in asset quality for three consecutive years as non-performing assets as a percent of total assets decreased to 1.56% at March 31, 1994 from 2.43% at March 31, 1993. Assets delinquent 60 days or more and real estate owned totalled $3.4 million and $3.2 million at March 31, 1995, and 1994, respectively.

Non-performing assets were composed of the following at March 31:
                                                   1995       1994       1993
                                                      (dollars in thousands)

      Consumer non-mortgage loans                  $470        $61      $241
      Commercial non-mortgage loans                 630        377       398
      Real Estate owned:
        Residential construction                    141        552        70
        Residential                               1,269      1,378     2,473
        Land for residential use                               305       317
        Land for commercial use                     764        555       574
        Commercial real estate                      162                   52
                                                  -----      -----     -----
      Total non-performing assets                $3,436     $3,228    $4,125
                                                  =====      =====     =====

      Management continues to work out problem assets and believes that it has established sufficient reserves to cover future losses.

Loan Concentrations and Highly Leveraged Loans
      The Bank's loan portfolio includes $24 million of residential loans which have loan to value ratios greater than 80% and no private mortgage insurance at March 31, 1995. The remaining loans had loan to value ratios of 80% or less or had mortgage insurance from a private insurer. Of the total loan portfolio $6.0 million or 2.0% are loans to builders for speculative residential properties. These loans are predominately located in Palm Beach and Martin Counties.

LIQUIDITY

      Liquidity is defined as cash and certain marketable securities which are not committed or pledged. The liquidity portfolio of the Company totaled approximately $22.7 million at March 31, 1995. Regulations of the Office of Thrift Supervision ("OTS") require each savings institution to maintain for each calendar month an average daily balance of liquid assets equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. OTS regulations also require each savings institution to maintain for each calendar month an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawal accounts plus short-term borrowing during the preceding calendar month. During the month of March 31, 1995, average short-term liquidity ratio of the Bank was 8.5%.

Cash Inflows and Outflows
      The Company's cash inflows consist primarily of amounts generated from the sale of loans, the collection of loan principal payments, and increases in deposits and borrowings. Uses of cash have historically been primarily to originate and purchase mortgage loans. However, in 1996, uses of cash are expected to consist of originations of commercial, commercial real estate, consumer and residential loans, as well as purchases of investment securities. Sources of borrowings include advances from the FHLB, borrowings under repurchase agreements, commercial bank lines of credit, and, under certain conditions, direct borrowings from the Federal Reserve System.

      Access to funds from depositors is affected by the rate the Bank pays on certificates of deposit and, convenience and service provided to our transaction based account holders. The rate the Bank pays on certificates of deposits is dependent on rates paid by other financial institutions within the Bank's area. The Bank manages the cash inflows and outflows from certificates of deposits by increasing or decreasing the rates offered in its market area.

      The Company's sources of liquidity are impacted by various matters beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by the availability of loans for sale, general market demand, and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its credit ratings and other market conditions.

      In order to manage the uncertainty inherent in its sources of funds, the Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternative source although potentially at a different cost to the Company.

CAPITAL

Capital Compliance
      OTS regulations contain a three part capital standard for savings institutions. The regulations require savings institutions to maintain "core" capital of at least 3.0% of adjusted total assets "tangible capital" of at least 1.5% of adjusted total assets and "risk-based capital" of at least 8.0% of risk-weighted assets.

      The Bank is in compliance with its regulatory capital requirements. At March 31, 1995, Republic Security had core capital of 6.0% of adjusted total assets, tangible capital of 6.0% of adjusted total assets, and risk-based capital of 11.0% of risk-weighted assets (see Note 11 to Consolidated Financial Statements). The Company's goal is to maintain core, tangible, and risk-based capital ratios in excess of 6%, 6%, and 10%, respectively.

ASSET/LIABILITY MANAGEMENT

      The Bank manages its interest rate risk exposure by limiting the amount of fixed rate loans it holds for investment, increasing or decreasing the amount of long-term borrowings and deposits and/or purchasing commitments to sell loans.
The following table presents the Bank's exposure to interest rate risk at March
31 1995:

                                            March 31, 1995
                                One Year   1 to 3    3 to 5    Over 5
                                 or Less    Years    Years     Years    TOTAL
                                        (dollars in thousands)
Total interest-earning Assets   $149,836   $30,072  $31,790   $43,148 $254,846

Total interest-bearing
 Liabilities                     187,796    42,215   18,589       868  249,468
                                  ------    ------  -------     -----   ------

Interest Rate Sensitivity Gap  $(37,960) $(12,143)  $13,201   $42,280   $5,378
                                 =======  ======== ========   =======   ======

Cumulative Interest Rate
 Sensitivity Gap               $(37,960) $(50,103) $(36,902)   $5,378
                                 =======  ======== ========   =======

Cumulative Interest Rate
 Sensitivity Gap as a
 Percent of Assets               (13.5%)   (17.9%)  (13.2%)      1.9%
                                 =======  ======== ========   =======

  In addition to the above, the Bank is committed to fund $5.90 million in new loans and $21.50 million in construction loans-in-process. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate assets and liabilities on the Bank's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income. The Bank's earnings are reasonably well hedged against changes in interest rates.

RESULTS OF OPERATIONS

  The Company's net income decreased by $926,000 from 1994 to 1995. Net income for the period ending March 31, 1994 included a $500,000 cumulative effect of a change in accounting principle related to the adoption of SFAS No. 109. The decrease in earnings for 1995, excluding the cumulative effect of a change in accounting principle, is due to an increase of $1.92 million in net interest income and a $476,000 increase in other non-interest income offset by a decrease of $1.87 million in mortgage banking income, a $200,000 loss on trading account investments, and an increase of $1.12 million in operating expenses.

NET INTEREST INCOME, AVERAGE BALANCE AND RATES:                                                                                  At
         Year ended                                                                                                        March 31,
March 31,                                      1995                           1994                          1993                1995
(dollars in thousands)

                                    Average              Yield/   Average               Yield/   Average              Yield/  Yield/
                                    Balance  Interest    Rate     Balance   Interest    Rate     Balance  Interest    Rate     Rate
Assets
  Interest-earning assets:
Loans-net                          $191,442   15,254     7.80%   $144,359    $11,525    8.00%   $112,854   $10,774    9.50%    8.90%
Interest-bearing deposits            10,743      462     4.30      14,113        300    2.10       8,156       385    4.70     3.00
Investments                           6,809      572     8.40      15,284        662    4.30       1,247        78    6.30     8.30
                                    -------    -----    ------    -------    -------   ------    -------   -------    ----    ------
Total interest-earning
   assets                           208,994   16,288     7.90     173,756     12,487    7.20     122,257    11,237    9.20     8.60
Other assets                         20,737                        12,008                         11,497
                                    -------                       -------                        -------
 Total                              229,731                      $185,764                       $133,754
                                    =======                       =======                        =======

Liabilities and Shareholders' Equity
  Interest-bearing liabilities:
Savings deposits                    $19,393      607     3.10%    $19,168       $545    2.80%    $13,504      $385    2.90%    3.00%
NOW                                  27,794      419     1.50      20,439        326    1.60      12,892       255    2.00     1.50
Money market                         14,067      437     3.30       7,825        368    4.70       7,365       234    3.20     3.00
Certificate of deposits             105,659    4,781     4.50      89,494      3,494    3.90      72,572     3,445    4.70     5.40
Borrowed money                       18,829    1,153     6.10      17,445        779    4.50       2,024       241   11.90     7.20
                                     ------   ------    -----     ------       -----   -----      ------     -----   -----    -----

Total interest-bearing
  liabilities                       185,742    7,397     3.90     154,371      5,512    3.60     108,357     4,560    4.20     4.55
                                     ------   ------     -----     ------      ------   -----     ------     -----    -----    -----
Non-interest-bearing
  deposits                           10,428                         8,243                          8,724
Other liabilities                    13,115                         6,576                          8,315
Shareholders' equity                 20,446                        16,574                          8,358
                                     ------                        ------                          -----
Total liabilities and
  shareholders' equity             $229,731                       185,764                       $133,754
                                    =======                       =======                        =======

Net interest/income
  rate spread                                 $8,891     4.00%                $6,975    3.60%     $6,677     5.00%    4.05%
                                              ======     ====                 =======   ====      ======     =====   ======
Net average interest-
  earning assets/net

yield on average
  interest-earning assets           $24,252              4.25%    $19,385               4.00%    $13,900              5.50%
                                     ======              ====     =======               =====    =======              =====

Ratio of average interest-
  earning assets to
  average interest-
  bearing liabilities                                    1.13x                          1.13x                         1.13x
                                                         =====                          =====                         =====



   Net interest income before provision for losses can be analyzed in terms of the impact of changing rates and changing volumes of interest-earning assets and liabilities. The following table sets forth certain information regarding changes in net interest income due to changes in the average balance of interest-earning assets and interest-bearing liabilities and due to changes in average rates for the periods indicated. For purposes of this table, rate/volume changes have been allocated solely to rate changes and non-accrual loans are included in average balances.

                                                               YEAR ENDED MARCH 31,
                                             1995 versus 1994                        1994 versus 1993

                                        Increase (decrease) due to              Increase (decrease) due to
                                                change in:                              change in:
                                      Average    Average       Net            Average     Average      Net
                                       Rate       Volume     Change            Rate       Volume      Change

                                                              (dollars in thousands)

 Interest income:

      Loans - net                       $(23)      $3,752      $3,729         $(2,257)     $3,008        $751
      Interest-bearing deposits           307       (145)         162            (366)        281        (85)
      Investments                         622       (712)        (90)            (294)        878        584
                                          ---         ---         ---              ---        ---         ---
                                          906       2,895       3,801          (2,917)      4,167      1,250
                                          ---         ---         ---              ---        ---         ---
 Interest expense:
      Savings deposits                    55            7          62              (1)        161        160
      NOW accounts                       (18)         111          93             (78)        149         71
      Money Market                      (125)         194          69              119         15        134
      Certificates of Deposit             556         731       1,287            (754)        803         49
      Borrowed money                      289          85         374          (1,298)      1,836        538

                                          ---         ---         ---              ---        ---         ---
                                          757       1,128       1,885          (2,012)      2,964        952

                                          ---         ---         ---              ---        ---         ---

 Net Interest Income                     $149      $1,767      $1,916           $(905)     $1,203     $  298
                                         ====       =====       =====            =====      =====       =====


      Net interest income increased 27% in 1995 compared to 1994 primarily due to an increase in loan volume during 1995 offset by an increase in the rate and volume of interest-bearing liabilities of $1.9 million. Net interest income remained flat from 1993 to 1994 as the increase in loan and deposit volumes were offset by the decrease in interest rates during the period.

Gain on Sales of Loans and Servicing Rights
      Due to a decrease in loan production volume gain on sales of loans and servicing rights decreased $2.48 million in 1995 compared to 1994. The decrease in mortgage banking activities is attributable to the increase in interest rates which decreased the volume of loan originations and refinancings. Gain on sales of loans and servicing rights remained relatively flat from 1993 to 1994.

Provision for Loan Losses
      The provision for loan losses did not significantly change from 1994 to 1995. The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses. The amount of future provisions is a function of the ongoing evaluation of the allowance for loan losses which considers the characteristics of the loan portfolio, economic conditions, and other relevant factors. The provision for loan losses was significantly higher in 1993 than in 1994 due to poor economic conditions in South Florida during 1991, 1992, and 1993.

Loan Servicing Income and Amortization of Loan Servicing Rights
      Net loan servicing income increased $428,000 in 1995 compared to 1994 due to an increase in the amount of loans serviced and a decrease in the amortization of loan servicing rights. The decrease in amortization of loan servicing rights is due to a decrease in loan prepayment speeds. Net loan servicing loss decreased from $1.40 million in 1993 to $185,000 in 1994. The decrease is due to a decrease in the amortization of loan servicing rights in 1994.

Operating Expenses
      Operating expenses increased from $8.74 million in 1994 to $9.86 million in 1995. The increase is primarily due to increases in employee compensation and benefits, occupancy and equipment, and data processing. These increases are a result of the Bank's growth in 1995 and the employee costs associated with reducing staffing levels. Growth in 1995 included expansion of the banking center network from five branches in 1994 to seven branches in 1995 and the addition of item processing and proof-of-deposit departments as well as growth
in the commercial/consumer loan and loan servicing departments.    Other causes
of the increase are higher volumes of deposit transaction accounts and additional expenses associated with operations acquired as a result of the merger. Operating expenses increased from $6.93 million in 1993 to $8.74 million in 1994. The majority of the increase was the result of additional loan
production activity during 1994.   Occupancy and equipment and data processing
expenses also contributed to the increase. These increases are the result of increased volume in deposit and loan accounts as well as overall growth. Operating expenses however, as a percent of average total assets, has remained relatively stable over the three year period at 4.3%, 4.7%, and 5.2% for the years ended March 31, 1995, 1994, and 1993, respectively.

Change in Accounting for Income Taxes
      The change in accounting for income taxes benefit of $500,000 in the fiscal year ended March 31, 1994 was the result of the Company's adoption of SFAS No. 109. This change is a one time benefit that will not recur in future years.

IMPACT OF INFLATION

      The consolidated financial statements and related consolidated financial information presented in this annual report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                         MARCH 31,
                                                                                 1995               1994
ASSETS

Cash and amounts due from depository institutions                                 $3,566              $3,408
Interest-bearing deposits in other financial institutions                         14,050               9,746
Investments held to maturity (market value of $14,229
 and $257 in 1995 and 1994, respectively)                                         14,153                 249
Investments - trading                                                                 32              24,232
Real estate mortgages-held for sale (market value of $1,819)                                           1,805
Loans receivable - net                                                           226,611             154,375
Property and equipment - net                                                       6,103               4,016
Real estate owned                                                                  2,338               2,790
Loan servicing rights                                                              2,796                 775
Premium on sale of loans                                                             485                 689
Accrued interest receivable                                                        2,041                 985
Other assets                                                                       7,864               3,567
                                                                                  ------               -----
TOTAL                                                                           $280,039            $206,637
                                                                                  ======               =====
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                        $229,735            $156,651
Federal Home Loan Bank advances                                                   15,000              20,000
Securities sold under agreements to repurchase                                     2,748
Redeemable subordinated debentures                                                 1,985               1,995
Advances from borrowers for taxes and insurance                                    1,598               1,445
Bank drafts payable                                                                4,148               4,425
Other liabilities                                                                  4,379               2,473
                                                                                  ------               -----
Total liabilities                                                                259,593             186,989
                                                                                ------               -----
Commitments and contingencies
Shareholders' equity:
Preferred stock $10.00 par value; 10,000,000 shares
 authorized; 402,500 shares issued and outstanding at
 March 31, 1995 and 1994                                                           4,025               4,025
Common stock $.01 par value; 20,000,000 shares authorized;
 3,652,743 and 3,609,979 shares issued and outstanding at
 March 31, 1995 and 1994, respectively                                                36                  36
Additional paid-in capital                                                        14,363              14,213
Retained earnings                                                                  2,022               1,374
                                                                                  ------               -----
Total shareholders' equity                                                        20,446              19,648
                                                                                  ------               -----
TOTAL                                                                           $280,039            $206,637
                                                                                  ======               =====

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                 YEAR ENDED MARCH 31,

                                          1995           1994          1993
INTEREST INCOME:
Interest on loans                       $15,254       $11,525        $10,774
Interest and dividends on investments     1,034           962            463
                                         ------        ------         ------
                                         16,288        12,487         11,237
                                         ------        ------         ------
INTEREST EXPENSE:
Interest on deposits                      6,244         4,733          4,319
Interest on short-term borrowings           935           559              1
Interest on long-term borrowings            218           220            240
                                         ------        ------         ------
                                          7,397         5,512          4,560
                                         ------        ------         ------

Net interest income                       8,891         6,975          6,677
Provision for loan losses                   200           214          1,003
                                         ------        ------         ------
Net interest income after
 provision for loan losses                8,691         6,761          5,674
                                         ------        ------         ------

NON-INTEREST INCOME:
Mortgage banking income                   1,788         3,654          2,626
Other income                              1,211           735            432
                                         ------        ------         ------
                                          2,999         4,389          3,058
                                         ------        ------         ------


OPERATING EXPENSES:
Employee compensation and benefits        4,595         4,109          3,167
Occupancy and equipment                   1,488         1,201            803
Professional fees                           652           707            653
Advertising and promotion                   233           268            233
Outside services                            232           163            177
Communications                              352           332            285
Data processing                             307           211            130
Insurance                                   570           556            413
Real estate owned - net                      70           127            199
Other                                     1,361         1,065            872
                                         ------        ------         ------
                                          9,860         8,739          6,932
                                         ------        ------         ------
Income before income taxes
 and accounting change                    1,830         2,411          1,800
Income taxes                                663           818            582
                                         ------        ------         ------
Income before accounting change           1,167         1,593          1,218
Change in accounting for income taxes                     500
                                         ------        ------         ------
NET INCOME                               $1,167        $2,093         $1,218
                                         ======        ======         ======

Income per common share:
Income before extraordinary item
 and accounting change                     $.23          $.42           $.50
Change in accounting for income taxes                     .13
                                         ------        ------         ------
Net income                                 $.23          $.55           $.50
                                         ======        ======         ======
Average common shares and common stock
 equivalents outstanding (in thousands)   4,474         3,927          2,895
                                         ======        ======         ======

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                                                 Additional           Retained
                                                            Preferred          Common              Paid-in             Earnings
                                                              Stock             Stock              Capital            (Deficit)
BALANCE, MARCH 31, 1992                                                          $15              $7,217              $(128)

401(K) Plan - 12,010 shares                                                                            48
Stock Grants - 17,917 shares                                                                           75
Repurchase of - 15,661 shares                                                                        (70)
Common stock issued in connection
  with purchase of Homestead Federal
  Savings Bank - 575,325 shares                                                    5                2,413
Net income                                                                                                              1,218
                                                               ----              ----                 ----                ----

BALANCE, MARCH 31, 1993                                                           20                9,683               1,090

Stock dividends - 377,303 shares                                                   4                1,525             (1,529)
Stock grants - 6,352 shares                                                                            22
401(K) Plan - 14,582 shares                                                                            50
Cash dividends - common stock                                                                                           (116)
Cash dividends - preferred stock                                                                                        (164)
Exercise of equity contracts - 6,557 shares                                                            21
Issuance of preferred stock - 402,500 shares                   $4,025                               (550)
Issuance of common stock - 1,150,000 shares                                       12                3,462
Net income                                                                                                              2,093
                                                                 ----           ----                 ----                ----

BALANCE, MARCH 31, 1994                                         4,025             36               14,213               1,374

Issuance of common stock
  for fixed asset purchase - 7,701 shares                                                              27
Stock grants -  9,196 shares                                                                           38
Exercise of stock options - 4,337 shares                                                               10
Exercise of equity contracts - 13,786 shares                                                           40
401 (K) Plan - 7,744 shares                                                                            35
Cash dividends - common stock                                                                                           (217)
Cash dividends - preferred stock                                                                                        (302)
Net income                                                                                                              1,167
                                                                 ----           ----                 ----                ----
BALANCE, MARCH 31, 1995                                        $4,025            $36              $14,363              $2,022
                                                                =====           ====                =====               =====

See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
                                                                                               YEAR ENDED MARCH 31,
                                                                               1995                    1994                 1993
OPERATING ACTIVITIES:
Net income                                                                    $1,167                  $2,093                $1,218
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
Provision for loan and real estate losses                                         291                     300                1,194
Provision for depreciation                                                        459                     410                  274
Deferred income taxes                                                             139                     100                  518
Amortization of loan servicing rights
 and premium on sale of loans                                                     505                   1,218                2,922
Amortization of deferred loan fees and costs                                    (215)                   (439)                (764)
Amortization of goodwill                                                           73
Gain on sale of loans and servicing                                           (1,175)                 (3,657)              (3,844)
Loan costs deferred                                                             (471)                   (894)                (955)
Loans originated for sale                                                    (48,157)               (139,393)            (122,272)
Purchase of loans for sale                                                    (5,140)                (20,759)              (1,704)
Sale of loans and loan participation certificates                              55,102                 142,274              132,988
Proceeds from the sale of investments - trading                                24,000
Purchase of investments held for trading                                                             (24,233)
Loss on investments trading                                                       200
Other - net                                                                   (1,962)                     440                  103
                                                                               ------                 -------               ------
Net cash provided by (used in) operating activities                            28,740                (42,540)                9,678
                                                                               ------                 -------               ------

INVESTING ACTIVITIES:
Cash and cash equivalents acquired in
mergers-net                                                                     1,819                                       12,589
Maturities of investments                                                       1,350
Loans purchased for investment                                                (1,053)                (26,450)
Loans originated for investment                                              (67,990)                (13,950)             (27,671)
Principal collected on loans                                                   35,034                  37,313               34,933
Purchase of property and equipment                                            (2,295)                 (1,745)              (2,253)
Purchase of loan servicing rights                                             (2,322)
Other - net                                                                     1,408                      74                1,333
                                                                               ------                 -------               ------

Net cash provided by (used in)
 investing activities                                                        (34,049)                 (4,758)               18,931
                                                                               ------                 -------               ------

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposit,
 NOW accounts, Money Market
 accounts and savings accounts                                                (1,414)                   7,922               10,425
Proceeds from sales of certificates of deposit                                 56,414                  39,402               30,838
Payment for maturing certificates of deposits                                (40,185)                (36,584)             (54,467)
Sale of common and preferred stock -
 net of stock issuance costs                                                                            6,949
Net increase (decrease) from short-term borrowings                                233                                         (35)
(Decrease) increase in FHLB advances                                          (5,000)                  20,000
Cash dividends                                                                  (519)                   (280)
Other - net                                                                       242                 (2,776)                  216
                                                                               ------                 -------               ------
Net cash provided by (used in)
 financing activities                                                           9,771                  34,633             (13,023)
                                                                               ------                 -------               ------
Increase (decrease) in cash and cash equivalents                                4,462                (12,665)               15,586
Cash and cash equivalents at beginning of year                                 13,154                  25,819               10,233
                                                                               ------                 -------               ------
Cash and cash equivalents at end of year                                      $17,616                 $13,154              $25,819
                                                                               ======                 =======               ======

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            The accounting and reporting policies of Republic Security Financial Corporation and subsidiaries conform to generally accepted accounting principles and to general practices within the savings and loan and mortgage banking industries. The following is a summary of the significant accounting policies.

      Principles of Consolidation
            The consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank, (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

      Statements of Cash Flows
            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Company paid $512,000, $180,000, and $630,000 of income tax payments during the years ended March 31, 1995, 1994, and 1993, respectively. The Company paid $6,634,000, $5,471,000 and $4,590,000 of interest on deposits and other borrowings during the years ended March 31, 1995, 1994, and 1993, respectively. Approximately $1,367,000, $2,258,000, and $1,317,000
      was transferred from loans to REO during 1995, 1994, and 1993, respectively. In addition, assets of $64,307,000 were acquired and $62,310,000 liabilities assumed related to the merger of Governors Bank during 1995.

      Trading Account Assets
            Trading account assets are held for resale in anticipation of short-term market movements. Trading account assets, consisting of adjustable rate mortgage funds are stated at fair value. Realized and unrealized gains and losses on trading securities are included in other non-interest income. Dividends earned on trading account assets are included in interest and dividends on investments.

      Securities Held To Maturity
            Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

      Real Estate Mortgages - Held for Sale
            Real estate mortgages held for sale are valued at the lower of cost or market considering outstanding forward commitments to sell loans to investors. All mortgage loans held for sale are committed for sale to secondary market investors under firm agreements at or prior to closing date on the individual loan. Fees and costs associated with originating mortgage loans sold are considered in determining the gain or loss on sale of loans.

      Allowance for Loan Losses
            The allowance for loan losses is established by provision for loan losses charged against earnings. In evaluating the adequacy of the allowance for loan losses, management considers the loan portfolio, past loan loss experience, current economic conditions, workout arrangements, fair value of the underlying collateral, and other relevant factors.
      While management believes the allowance for loan losses is adequate for losses in the loan portfolio, additional provisions for potential loan losses may be necessary in future periods should economic or other factors change substantially.

            In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of Loans" (SFAS No.114), which is effective for fiscal years beginning after December 15, 1994. The new standard requires impaired loans within the scope of SFAS No.114 be measured based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. The Company will adopt SFAS No.114 effective April 1, 1995. The adoption of SFAS No.114 will not have a material impact on the financial condition or operations of the Company.

      Real Estate Owned
            Property acquired by foreclosure, or deed in lieu of foreclosure, and loans considered in-substance foreclosure are recorded at the lower of the loan balance or estimated fair value minus estimated costs to sell at the time of foreclosure or deemed in-substance foreclosure. Costs related to the development and improvement of the property are capitalized, whereas costs related to maintaining the property are charged to real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in real estate owned expense. All real estate loans 60 days or more past due are classified as in-substance foreclosure.

      Loans Receivable
            Loans receivable are stated at the principal amount outstanding plus or minus any purchased premiums or discounts. Interest on loans is accrued as earned. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the lives of the related loans. Loans contractually past due 60 days or more are placed on non-accrual and any previously accrued and unpaid interest is charged against interest income. Loans remain on non-accrual status until the obligation is brought current and has performed in accordance with the
      terms of the loan for a reasonable period of time.   Accrual of interest
      on loans is discontinued when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. The Bank defers substantially all loan fees and direct costs associated with loan originations. Deferred loan fees and costs are amortized as a yield adjustment over the life of the loan.

      Property and Equipment
            Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the assets ranging from five to twelve years for furniture and equipment and twenty-five years for office buildings. Leasehold improvements are amortized over the lesser of the lease terms or the assets' estimated useful lives. Repairs and maintenance is charged to expense and gains or losses on disposals are credited or charged to earnings.

      Income per Common Share
            Income per common share is computed by dividing net income less preferred stock dividends by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consisting of stock options, warrants, and equity contracts are included in the computation of earnings per share using the treasury stock method.

      Income Taxes
            Effective April 1, 1993, deferred income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes (SFAS No. 109)". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax basis. To the extent current available evidence raises doubt about the future realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted rate. Prior to the adoption of SFAS No. 109, income tax expense was determined using the deferred method, whereby deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

      Reclassification
            Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform with the 1995 presentation.

2.    MERGER

            On November 30, 1994, the Company acquired Governors Bank Corporation (Governors) for $5,154,000, plus $153,000 in merger related costs. Governors was a state chartered commercial bank headquartered in West Palm Beach, Florida. The acquisition was accounted for as a purchase and approximately $3.3 million in goodwill was recognized representing the acquisition cost in excess of the fair value of the net assets acquired. Goodwill is being amortized over 15 years using the straight-line method.


            The following summarizes the fair value of the Governors' assets acquired and liabilities assumed:
                                                          (IN THOUSANDS)

            Cash                                               $6,973
            Investment securities                              15,160
            Loans, net                                         40,283
            Accrued interest receivable                           513
            Other assets                                        1,378
                                                               ------
            TOTAL ASSETS                                      $64,307


            Deposits                                          $58,140
            Accrued interest payable                              874
            Securities sold under repurchase agreements         2,515
            Other liabilities                                     781
                                                                -----
            TOTAL LIABILITIES                                  62,310
                                                                -----
            NET ASSETS ACQUIRED                                $1,997
                                                               ======

            Pro forma financial information for RSFC, as if the merger had taken place as of April 1, 1994 and 1993, for income and per share data is as follows:
                                                               (IN THOUSANDS)
                                                            YEAR ENDED MARCH 31,
                                                               1995       1994

      Total interest income                                 $19,702    $18,268
                                                             ======     ======
      Net interest income after provision for loan losses   $10,625     $6,431
                                                             ======     ======
      Income before taxes and cumulative effect of
       accounting change                                     $2,357       $191
                                                             ======     ======
      Net income                                             $1,507       $507
                                                             ======     ======
      Net income per common share                              $.30       $.14
                                                             ======     ======

            The year ended March 31, 1994 includes a $3.2 million provision for loan losses attributable to the Governors' loan portfolio while the year ended March 31, 1995 includes a $102,000 provision related to the Governors' loan portfolio.

            On January 22, 1993, RSFC merged with Homestead Federal Savings Bank ("HFSB"). HFSB was a federally chartered savings bank with headquarters in Homestead, Florida. The merger was accounted for as a purchase under generally accepted accounting principles where the Company issued 575,325 shares of its common stock and 442,558 warrants to acquire the common stock of HFSB. The term of the warrants is three years from the date of merger and entitles the holder to purchase one share of RSFC stock, per warrant, at a price of $3.90 per share. Assets and liabilities acquired included approximately $12.6 million in cash, $28.9 million in net loans, $2.7 million in investments, and $41.8 million in deposits. The results of operations of HFSB are included within the results of the Company since January 23, 1993.

3.    INVESTMENTS

            The following is a summary of held to maturity securities at March
      31:


                                                                  GROSS      GROSS
                                             AMORTIZED         UNREALIZED  UNREALIZED    MARKET
                                               COST               GAINS     LOSSES        VALUE        YIELD
                                                                     (in thousands)


 1995
 U.S. Government securities                     $13,528            $78                   $13,606        7.20%

 Foreign Government securities                       75                                       75        7.50%

 Other debt securities                              550                       $2             548        5.70%
                                                 ------           ----       ---          ------       ------

 TOTAL DEBT SECURITIES                          $14,153            $78        $2         $14,229        7.15%
                                                 ======           ====       ===          ======       ======

 1994

 U.S. Government securities                        $199             $8                      $207        7.50%
 Other                                               50                                       50        2.50%

                                                 ------           ----       ---          ------       ------
 TOTAL DEBT SECURITIES                             $249             $8                      $257        6.50%

                                                 ======           ====       ===          ======       ======

      At March 31, 1995 and 1994, securities with a book value of $5,409,000 and $199,000, respectively, were pledged to collateralize repurchase agreements, public deposits and other items.

      The amortized cost and estimated market value of debt securities at March
31, 1995 by contractual maturity are shown below:

                                                                    AMORTIZED                MARKET
 (in thousands)                                                       COST                    VALUE

 Due in 1 year or less                                              $7,804                   $7,781

 Due after 1 through 5 years                                         6,224                    6,323
 Due after 5 years through 10 years                                    125                      125
                                                                     -----                   ------
                                                                   $14,153                  $14,229
                                                                     =====                   ======

      Net unrealized holding gains on trading securities amounted to $551,000 for the year ended March 31, 1994, and is included in interest and dividends on investments. Realized losses on trading securities for the year ended March 31, 1995, amounted to ($200,000) and is included in other non-interest income.

4.    LOANS RECEIVABLE - NET

      Loans receivable - net is summarized as follows:
                                                           (IN THOUSANDS)

 YEAR ENDED MARCH 31,                                                           1995                    1994

 Real estate mortgage                                                       $150,446                $117,607

 Real estate construction                                                     48,385                  50,924
 Installment loans to individuals                                             36,285                   7,641

 Commercial and financial                                                     16,484                   2,356

                                                                              ------                  -------
    Total loans                                                              251,600                 178,528

 Deferred loan fees                                                            (921)                    (740)
 Discount on loans purchased                                                   (656)                    (258)

 Premium on loans purchased                                                      555                     792

 Undisbursed portion of loans-in- process                                   (21,460)                 (22,876)
 Allowance for loan losses                                                   (2,507)                  (1,071)
                                                                              ------                  -------
 Loans receivable - net                                                     $226,611                $154,375
                                                                              ======                  =======


5.    NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

            The Bank's non-performing assets consist of real estate owned ("real estate owned"), loans which are 60 days or more past due, and repossessed assets. Non-performing assets as of March 31, 1995 and 1994 were $3,436,000 and $3,228,000, respectively, of which $2,338,000 and
      $2,790,000, respectively, was real estate owned and $981,000 and $438,000, respectively was loans 60 days or more past due. Interest income not recognized on such loans was $15,000 and $7,000 during 1995 and 1994, respectively.

            Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions losses may be experienced as a result of many factors beyond their control including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.

            An analysis of changes in the allowance for loan losses is summarized as follows:
      (IN THOUSANDS)

 YEAR ENDED MARCH 31,                         1995                 1994                   1993



Beginning balance                          $1,071               $1,247                   $775

 Reserves acquired
  during merger                              1,399                                         319

 Provision for losses                          200                  214                  1,003
 Recoveries                                    454                  362                    146

 Charge-offs                                 (617)                (752)                  (996)
                                              ----                 ----                   ----
 Ending balance                             $2,507               $1,071                 $1,247
                                             =====                =====                  =====

            The Bank follows the practice of reducing the carrying value of individual properties in real estate owned for any amounts in excess of the fair value of properties. Provision for real estate losses during the years ended March 31, 1995, 1994, and 1993 totaled $91,000, $86,000, and
      $191,000, respectively, and is included in real estate owned expense on the consolidated statement of income.

6.    CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

            The Bank is required to maintain a non-interest-bearing reserve balance with the Federal Reserve Bank. The average reserve balance was approximately $4.5 million in 1995.

7.    PROPERTY AND EQUIPMENT

      Property and equipment is summarized as follows:

                                                                      (in thousands)
                                                                          MARCH 31,
                                                                  1995                 1994


 Office building                                                $4,707               $2,961
 Leasehold improvements                                            410                  305
 Furniture & equipment                                           2,607                1,950
                                                                 -----                -----
 Total                                                           7,724                5,216

 Less accumulated depreciation                                   1,621                1,200
                                                                 -----                -----
 Property and equipment-net                                     $6,103               $4,016
                                                                 =====                =====

            Rent expense for the years ended March 31, 1995, 1994, and 1993, was $419,000, $418,000, and $329,000, respectively.


8.    MORTGAGE BANKING ACTIVITIES

      The Bank purchases and sells whole and participating interests in loans. Mortgage loans held for sale are reported at the lower of cost or market value on an aggregate loan basis as of the balance sheet date.
      When loans are sold, a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans. Additionally, gain is recorded on the present value of net servicing fees over the expected life of the loans, which results in capitalization of the net servicing rights. Capitalized loan servicing rights are amortized using the interest method over the expected life of the loan.

            The Bank is also engaged in the business of acquiring the rights to service mortgage loans for others. The costs incurred to acquire such rights are capitalized and amortized using the interest method in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing costs) and are reflected on the consolidated statements of financial condition as loan servicing rights.

            At March 31, 1995, 1994, and 1993, the Bank serviced mortgage loans for others in the amount of $323 million, $189 million, and $267 million, respectively. Accumulated amortization relating to premiums on sale of loans was $4,817,000 and $4,613,000 for the years ended March 31, 1995 and 1994, respectively. Accumulated amortization relating to loan servicing rights was $4,976,000 and $4,675,000 for the years ended March 31, 1995 and 1994, respectively.

            The amount capitalized and amortized relating to premiums on sale of loans and loan servicing rights for the years ended March 31, 1995, 1994, and 1993 are included in the table below:
                                     PREMIUM          LOAN
                                    ON  SALE        SERVICING
                                    OF LOANS         RIGHTS          TOTAL
                                                 (in thousands)
Balance March 31,1992                $ 2,838          $2,695           $5,533
      Amortization                   (1,641)         (1,281)          (2,922)
                                      ------          ------           ------
Balance March 31, 1993                 1,197           1,414            2,611
      Amount Capitalized                  71                               71
      Amortization                     (579)           (639)          (1,218)
                                      ------          ------           ------
Balance March 31, 1994                   689             775            1,464
      Amount Capitalized                               2,322            2,322
      Amortization                     (204)           (301)            (505)
                                      ------          ------           ------
Balance March 31, 1995                  $485          $2,796           $3,281
                                      ======          ======           ======

      The amount of aggregate gains on sales of servicing included in operations in 1995, 1994, and 1993 was $299,000, $708,000 and $749,000, respectively.

9.    DEPOSITS

            The weighted-average nominal rate payable on all deposits at March
      31, 1995 and 1994, was 4.0% and 3.1%, respectively.  The nominal rates at which the Bank incurred interest on deposits and related balances of such deposits are as follows:
                                                       (in thousands)
                                                         MARCH 31,
                                                1995                 1994
Non-interest bearing accounts                   $26,149              $6,027

NOW accounts (2.0%)                              26,688              25,498
Savings accounts (2.85%)                         19,395              19,885
Money Market deposit account (2.88%)             14,581              12,217
Certificate accounts:
Up to 3.0%                                                            3,124
3.01% to 3.5%                                       884              24,666
3.51% to 4.0%                                     6,884              43,851
4.01% to 4.5%                                    14,590              11,161
4.51% to 5.0%                                    23,026               3,254
5.01% to 5.5%                                    20,988               3,180
5.51% to 6.0%                                    27,587               1,000
6.01% to 6.5%                                    38,440                 165
6.51% to 7.0%                                     6,285               1,072
Over 7.0%                                         4,238               1,551
                                                 ------               -----
Total certificates                              142,922              93,024
                                                 ------               -----
TOTAL                                          $229,735            $156,651
                                                =======             =======

      The Bank incurred interest on deposits as follows:
                                                     (IN THOUSANDS)
YEAR ENDED MARCH 31,                        1995          1994             1993

      Savings accounts                      $607          $545            $385
      NOW accounts                           419           326             255
      Money market deposit accounts          437           368             234
      Certificate accounts                 4,781         3,494           3,445
                                           -----         -----           -----
      TOTAL                               $6,244        $4,733          $4,319
                                           =====         =====          ======


 The amounts and scheduled maturities of                   The amounts and scheduled maturities of
 certificate accounts at March 31, 1995 are as             certificate accounts in the amount of $100,000 or
 follows (IN THOUSANDS):                                   more at March 31, 1995 are as follows (IN
                                                           THOUSANDS):
 Within 12 months                       $121,184

 12 to 24 months                          10,835           Within 3 months                             $2,876

 24 to 36 months                           4,468           3 to 6 months                                5,067
 36 to 48 months                           5,949           6 to 12 months                               4,233

 Over 48 months                              486           Over 12 months                               2,496
                                          ------                                                       ------

 Total                                  $142,922           Total                                      $14,672

                                        ========                                                      =======

10.   BORROWED MONEY

            The Bank has entered into an agreement with the Federal Home Loan
      Bank ("FHLB") which enables the Bank to obtain advances that are collateralized by FHLB stock and mortgage loans. In accordance with the agreement the Bank has pledged as collateral loans with principal balances of approximately $44,435,000 and $48,000,000 at March 31, 1995 and 1994,
      respectively. Outstanding advances from the Federal Home Loan Bank consisted of the following:

           (IN THOUSANDS)                   MARCH 31,
           MATURE DURING                1995         1994               INTEREST RATE


                1995                                 $10,000                3.84%
                1996                    $15,000       10,000            6.08% to 6.35%

                                        -------       ------

                                        $15,000      $20,000
                                        =======      =======

            At March 31, 1995, the Company has outstanding $1,985,000 of redeemable subordinated debentures (the "Debentures") due May 1, 1999 bearing interest of 11.5%, and cancelable mandatory stock purchase contracts ("Equity Contracts") requiring the purchase of $1,985,000 in common stock at a price of $2.90 per share no later than May 1, 1996.

            Interest on the Debentures is payable quarterly on the 15th day of January, April, July, and October, and commenced on July 15, 1989. Each Debenture bears interest from the date of issuance. The Debentures are subordinate and junior in right of payment to certain present and future indebtedness of the Company. The Debentures are unsecured debt obligations of the Company, are not obligations of the Bank, and are not insured.

            The Equity Contracts are considered common stock equivalents and are included in income per share calculations.

            On March 29, 1995, the Company's outstanding redeemable subordinated debentures and cancelable mandatory stock purchase contracts were called for redemption. Upon surrender of the Debentures, and at the option of the Bondholder, the Bondholder will receive a number of shares of the Company's common stock equal to the principal amount of the Debenture dividend by the adjusted per share price of $2.90 or cash equal to 104% of the principal amount of the Debenture. The maximum number of common shares that may be issued related to the redemption of the Debentures is approximately 684,000.

            During 1995, the Bank entered into sales of securities under agreements to repurchase. Variable rate reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated statement of financial condition at March 31, 1995. Securities sold under agreements to repurchase are collateralized by U.S. Government Treasury notes and U.S. Government agency notes with an aggregate carrying value of $3,963,000, accrued interest of $51,000, and a market value of $4,002,000 at March 31, 1995. All agreements mature daily and have a weighted interest rate of 5.96% at March 31, 1995. All securities underlying agreements are held by an independent safekeeping agent and all agreements are to repurchase the same securities. Securities sold under agreements to repurchase averaged $623,000 during the year ended March 31, 1995, and the maximum amount outstanding at any month-end during 1995 was $2,748,000. No securities were sold under agreements to repurchase during 1994.

11.   SHAREHOLDERS' EQUITY


      Regulations require savings institutions to maintain "core capital" of at least 3% of adjusted total assets, "tangible capital" of at least 1.5% of adjusted total assets and "risk-based capital" of at least 8% of risk-weighted assets. In the event of a capital shortfall, a savings institution could be precluded from paying dividends and would become subject to certain restrictions on operations.

            The following table shows the capital amounts and ratios of the Bank as compared to regulatory requirements at March 31, 1995:
         CAPITAL REQUIREMENT         THE BANK          REGULATORY REQUIREMENT
            Core                          6.0%                    3.0%
            Tangible                      6.0%                    1.5%
            Risk-based capital           11.0%                    8.0%

            The Company's ability to pay cash dividends on its common stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents. At March 31, 1995, these amounts were $3,587,000 and $1,018,000, respectively. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year to date net income plus 50% of the amount in excess of the required regulatory capital at the beginning of the year.

            The balance, activity, exercise price, and expiration dates of the Company's options, warrants, and equity contracts for the years ended
      March 31, 1995, 1994, and 1993 are as follows:


                                                                                                         EQUITY
                                                 OPTIONS                               WARRANTS        CONTRACTS

 Balance March 31,         28,014      97,024      80,707     1,334                165,216               674,754
 1992
 Issued                                                                                      408,924
 Expired                   (4,002)

                            ------     ------      ------       -----    ------     ------    ------      ------

 Balance March 31,         24,012      97,024      80,707     1,334                165,216   408,924     674,754
 1993
 Issued                                                                  42,000              102,229
 Expired                   (4,622)

                            ------     ------      ------       -----    ------     ------    ------      ------
 Balance March 31,          19,390     97,024      80,707       1,334    42,000    165,216   511,153     674,754
 1994
 Expired                   (3,622)
 Exercised                 (1,000)                (2,003)     (1,334)                                   (13,786)
                            ------     ------      ------       -----    ------     ------    ------      ------
 Balance March 31,          14,768     97,024      78,704         0      42,000    165,216   511,153    660,968
 1995
                            ======     ======      ======       =====    ======     ======   =======    ========
 Exercise Price              $2.50      $2.48       $2.62       $2.08     $3.33      $5.00     $3.90       $2.90
 Expiration Date(Annually)   4,622    9/25/01     2/24/98     2/24/98    6/1/03    11/1/00   1/22/96      5/1/96


            In December 1994, the Company granted stock options to purchase 20,000 shares of the Company's common stock at various option prices ranging from $4.50 per share to $6.50 per share. The grant was made with certain vesting terms of which none of the conditions have occurred as of March 31, 1995. The options expire in December 1997.

            The Company issued 5% and 10% stock dividends on January 21, 1994, and April 1, 1993, respectively. All references in the consolidated financial statements and notes to amounts per common share and to number of common shares have been restated to give retroactive effect for these stock dividends.

            During the year ended March 31, 1990, the Company adopted a restricted stock award plan for key executive officers and awarded 9,196, 6,352, and 17,917 shares of common stock under the plan during the years ended March 31, 1995, 1994, and 1993, respectively. The Company has reserved 100,000 shares of common stock for this plan.

            All stock grants by the Company have been at the fair market value of the stock on the date of grant.

            During September, 1993, the Company issued 1,150,000 and 402,500 shares of common and cumulative and non-voting preferred stock, respectively. Each share of Series A Preferred can be convertible at any time, at the option of the holder, into 2.47 shares of common stock at a conversion price of $4.05 per common share. The preferred stock bears a dividend rate of 7.5% on its face value of $10.00 per share. The preferred stock can be redeemed at the option of the Company at any time on or after June 30, 1998, at a redemption price ranging from $10.40 per share to $10.00 per share, subject to certain events.

            In 1995, the Company adopted a shareholder rights plan. Under the terms of the plan, preferred share purchase rights will be distributed as a dividend at the rate of one right for each share of common stock held as of April 14, 1995. Each right will entitle the holder to buy 1/100th of a share of Series B Junior Participating Preferred Share at an exercise price of $18.00 per share. Each preferred share fraction will have voting and dividend rights equivalent to one common share. The rights become exercisable upon the occurrence of certain events as defined in the Shareholder Rights Plan and expire April 4, 2005.

12.   COMMITMENTS AND CONTINGENCIES

            The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit.

            The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.



      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation of the counterparty.

            At March 31, 1995, the Bank had adjustable rate commitments to extend credit of $18,627,000 excluding the undisbursed portion of loans in process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and one-to-four family residential properties.


      The Company and its subsidiaries have entered into
      noncancellable operating leases with future minimum lease payments of the following:
                                   (IN THOUSANDS)
                  1996                  $609
                  1997                   529
                  1998                   480
                  1999                   329
                  2000                    87
                  Thereafter              19
                                      ------
                                      $2,053
                                      ======

            Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Company subleases portions of the leased space. Future minimum lease payments to be received by the Company amounts to $73,000, $74,000, and $54,000 in 1996, 1997, and 1998, respectively.

            The Company has a non-qualified unfunded retirement plan for three present and one former executive of the Company. Pension costs consisting of service costs and interest costs amounted to $90,000, $129,000, and $131,000 for the years ended March 31, 1995, 1994, and 1993, respectively. The retirement benefit to the employee will range between 30% to 70% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age
      62. A discount rate of 8% and a rate of compensation increase of 5% is used to measure the projected benefit obligation. The net pension liability (all vested) at March 31, 1995 and 1994 was $578,000 and $550,000, respectively.

            In October 1991, the Company established a 401(K) plan covering substantially all full-time hourly and salary employees. The employer contribution to the 401(K) plan is determined annually by the Board of Directors. Expense under the plan for the years ended March 31, 1995, 1994 and 1993 amounted to $95,000, $59,000, and $44,000, respectively.

            The Company has employment agreements with two executives which provide for severance arrangements in the event of involuntary termination from a change in control (as defined) of the Company.

            In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. Management believes that the aggregate liability or loss, if any, resulting from such litigation will not be material to the consolidated financial statements.

13.   RELATED PARTY TRANSACTIONS

            A Director of the Company and the Bank owns an appraisal firm which receives fees from the Bank for appraisals of real estate relating to various residential loan transactions. During the years ended March 31, 1995, 1994, and 1993, such fees aggregated approximately $140,000, $241,000, and $281,000, respectively.

      An analysis of the activity of the aggregate loans to officers and directors is as follows:
                                              (IN THOUSANDS)
                Balance March 31, 1993          $1,051
                Additions                          310
                Principal Reductions             (600)
                                                ------
                Balance March 31, 1994             761
                Additions                          327
                Principal Reductions              (95)
                                                ------
                Balance March 31, 1995            $993
                                                ======

14.   INCOME TAXES

            Effective April 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes."

            As permitted by SFAS No. 109, the Company elected not to restate the financial statements of any prior years. The effect of the change on income from continuing operations for the year ended March 31, 1994 was not material; however, the cumulative effect of the change increased net income by $500,000 or $.13 per share.

            Significant components of the Company's deferred tax assets and liabilities as of March 31, 1995 and 1994 are as follows:
                                                        (IN THOUSANDS)
                                                      1995         1994
      DEFERRED TAX ASSETS:
      Net operating
        loss carryforward                           $1,138        $300
      Tax credits                                      178         183
      Loan loss provision                              271         153
      Deferred compensation                            114         122
      Depreciation                                      90         123
      Accrued expenses                                  73
      Investment basis                                  81
      Other                                                         43
                                                     -----       -----
                                                     1,945         924
      Valuation allowance                          (1,136)
                                                     -----       -----
      Deferred tax assets, net of allowance            809         924
                                                     -----       -----

      DEFERRED TAX LIABILITIES:
      Excess servicing rights                          171         258
      Deferred loan fees                               217         453

      Other                                             21          20
                                                     -----       -----
      Total                                            409         731
                                                     -----       -----

      Net deferred tax asset                          $400        $193
                                                     =====       =====

         Significant components of the provision for income tax expenses for the years ended March 31, 1995, 1994, and 1993 are as follows:

                                           LIABILITY                                      DEFERRED
 (IN THOUSANDS)                             METHOD                                         METHOD
                                        1995             1994                                1993

 CURRENT:
    FEDERAL                              $480             $605                                 $64
    STATE                                  44              113
                                         ----             ----                                ----
                                         $524             $718                                 $64
                                         ====             ====                                ====
 DEFERRED (BENEFIT):
    Federal                              $119             $102                                $446
    State                                  20              (2)                                  72
                                         ----             ----                                ----
                                          139              100                                 518
                                         ----             ----                                ----
                                         $663             $818                                $582
                                         ====             ====                                ====

            Timing differences on the recognition of income and expense for tax and financial reporting purposes for 1993 resulted in deferred income tax benefits as follows:
                                                        (IN THOUSANDS)
                                                             1993
      Book depreciation in excess of tax depreciation        $(4)
      Deferred compensation                                  (48)
      Deferred leasing activity                              (27)
      Amortization of premium of sale of loans              (600)
      Book provision for loan losses                          864
      Deferred loan fees, net                                 265
      Other, net                                               68
                                                             ----
      Deferred income taxes                                  $518
                                                             ====
(/TABLE>


     A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows for the year ended March 31:
(IN THOUSANDS)                                     1995      1994       1993
Income taxes at federal rate                       $623      $820       $612
Differences resulting from:
  State income taxes, net of federal tax benefit     42        73         48
  Amortization of purchase accounting adjustment     10       229      (125)
  Reduction in valuation allowance                          (297)
  Other, net                                       (12)       (7)         47
                                                   ----      ----       ----
Income taxes                                       $663      $818       $582
                                                   ====      ====       ====

            Since the Bank meets certain definition tests and other conditions prescribed by the Internal Revenue Code, it is allowed to deduct, with limitations, a bad debt deduction. This deduction can be computed as a percentage of taxable income before such deduction or based on experience.

            As of March 31, 1995, the Company had net operating loss carryforwards, acquired in connection with the Homestead and Governors mergers, of approximately $3,162,000 for income tax purposes that expire over various time periods through the year 2008. As a result of the ownership changes, the utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $1,136,000 has been recognized primarily to offset the deferred tax assets related to the net operating loss carryforwards resulting from the Governors merger. When realized, the tax benefit for those items will be applied to reduce goodwill related to this merger.

            An alternative minimum tax ("AMT") carryforward of approximately $150,000 is available for use in future years to offset regular tax in excess of AMT liability in any given year. This credit has no expiration date.

15.   PARENT COMPANY FINANCIAL INFORMATION

                                                     (IN THOUSANDS)
STATEMENTS OF FINANCIAL CONDITION                      MARCH 31,
                                                1995              1994
ASSETS
Investments in and advances to subsidiaries   $21,940          $14,500
Cash and cash equivalents                       1,018            7,954
Other assets                                       87              138
                                               ------           ------
TOTAL                                         $23,045          $22,592
                                               ======           ======
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable and accrued expenses            $614             $949
Redeemable subordinated debentures              1,985            1,995
                                               ------           ------
TOTAL LIABILITIES                               2,599            2,944
                                               ------           ------
SHAREHOLDERS' EQUITY
Preferred stock                                 4,025            4,025
Common stock                                       36               36
Additional paid-in capital                     14,363           14,213
Retained earnings                               2,022            1,374
                                               ------           ------
 Total shareholders' equity                     20,446          19,648
                                               ------           ------
TOTAL                                         $23,045          $22,592
                                               ======           ======

                                                           (in thousands)
                                                        YEAR ENDED MARCH 31,
STATEMENTS OF INCOME                                  1995      1994     1993
INCOME:
Interest                                             $410       $285      $218
Other                                                  96         96        96
                                                      ---        ---       ---
Total                                                 506        381       314
EXPENSES:
Interest                                              240        220       240
General and administrative                            278        136       216
                                                      ---        ---       ---
Total                                                 518        356       456
                                                      ---        ---       ---
(Loss) income before undistributed earnings
 of subsidiaries and income tax benefit              (12)         25     (142)
Income tax (benefit) expense                          (5)         89      (52)
                                                      ---        ---       ---
Loss before undistributed
 earnings of subsidiaries                             (7)       (64)      (90)
Equity in undistributed earnings of subsidiaries    1,174      2,157     1,308
                                                      ---        ---       ---
Net income                                         $1,167     $2,093    $1,218
                                                    =====     ======     =====

                                                                                      (in thousands)
                                                                                   YEAR ENDED MARCH 31,
STATEMENTS OF CASH FLOWS                                                     1995          1994          1993

Operating Activities:
Net income                                                                 $1,167         $2,093        $1,218
Adjustments to reconcile net income
 to net cash (used in) provided by operating activities                     (895)        (1,907)       (1,227)
                                                                            -----         ------        ------
Net cash (used in) provided by operating activities                           272            186           (9)
                                                                            -----         ------        ------
Net cash (used in) provided by investing activities                       (6,802)          (579)           756

Financing Activities:
Sale of common and preferred stock, net of stock
 issuance costs                                                                            6,949
Cash dividends                                                              (519)          (280)
Other, net                                                                    113            835            48
                                                                            -----         ------        ------
Net cash (used in) provided by financing activities                         (406)          7,504            48
                                                                            -----         ------        ------
(Decrease) increase in cash and cash equivalents                          (6,936)         7,111            795
Cash and cash equivalents at beginning of year                              7,954           843             48
                                                                            -----         ------        ------
Cash and cash equivalents at end of year                                   $1,018        $7,954           $843
                                                                            =====         ======        ======

16.   FAIR VALUES OF FINANCIAL INSTRUMENTS

            The following is a disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amount presented does not represent the underlying value of the Bank.

            The following methods and assumptions were used by the Bank in estimating its fair value disclosures for financial instruments:

      Cash and interest-bearing deposits in other financial institutions: The carrying amounts reported in the balance sheet for these assets approximate their fair values.

      Investments: Fair value for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain fixed rate mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of mortgage-backed securities are based on quoted market prices.

      Premium on sale of loans: The fair value of originated mortgage servicing rights is based upon the estimated discounted cash flow net of servicing costs as a market discount rate. Estimated cash flows are based upon estimated market prepayment speeds for similar loan servicing portfolios.

      Accrued interest receivable: The fair value of accrued interest receivable is assumed to be equal the carrying value due to its short maturity.

      Off-balance-sheet instruments: Fair values for the Bank's lending commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counterparties' credit standing.

      Deposit liabilities: The fair value disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual monthly maturities on time deposits.

      Other borrowings: The fair values of FHLB advances, securities sold under agreement to repurchase, and redeemable subordinated debentures are estimated using discounted cash flow analysis, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

      Bank drafts payable: The fair value of Bank drafts payable is assumed to equal its carrying value due to its short maturity.

     The estimated fair values of the Company's financial instruments at March 31, 1995 and 1994 are as follows:

                                                        1995                                1994
                                               CARRYING         FAIR              Carrying            FAIR
 (IN THOUSANDS)                                 AMOUNT          VALUE              Amount            VALUE
 ASSETS
 Cash and interest-bearing deposits              $ 17,616       $17,616               $13,154         $13,154

 Investments                                       14,185        14,261                24,481          24,491

 Loans receivable - net and
  loans held for sale                             226,611       227,208               156,180         156,700
 Premium on sale of loans                             485           550                   689             694

 Accrued interest receivable                        2,041         2,041                   985             985
                                                    -----         -----                ------           -----
    Total financial assets                        260,938      $261,676               195,489        $196,024
                                                                =======               -------        ========
 Non-financial assets                              19,101                              11,148
                                                                                       ------
 Total assets                                    $280,039                            $206,637
                                                  =======                             =======
 LIABILITIES
 Deposits                                        $229,735      $229,877             $ 156,651        $156,991

 FHLB advances                                     15,000        14,976                20,000          19,997

 Securities sold under agreements to
 repurchase                                         2,748         2,748

 Redeemable subordinated
 debentures                                         1,985         1,985                 1,995           2,205

 Bank drafts payable                                4,148         4,148                 4,425           4,425
                                                   ------        ------                ------         -------
    Total financial liabilities                   253,616      $253,734               183,071        $183,618
                                                                 ======                               =======
 Non-financial liabilities                          5,977                               3,918
                                                   ------                              ------
 Total liabilities                               $259,593                            $186,989
                                                  =======                             =======

            The fair value of demand deposits is the amount payable on demand, without adjusting for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is not considered in the above fair value amount nor is it recorded as an intangible asset in the balance sheet.

            The Bank's commitments to extend credit are either extensions to fund variable rate loans or fixed rate loans. The fair value of commitments to extend credit is $18,627,000 and $7,040,000 at March 31, 1995 and 1994, respectively.

17.   SEGMENT INFORMATION

            The Bank operated in two industry segments (as defined by Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise"). The two industry segments were banking and mortgage banking. However, due to the significant decline in the mortgage banking industry, the Company significantly reduced its operations in mortgage banking activities. As a result of the Company's reduction in mortgage banking activities, the Company no longer operates in the mortgage banking industry segment (as defined by SFAS No. 14). Effective April 1, 1995, all mortgage banking activities will be included in banking operations.

            Revenues in the banking segment consist primarily of interest on mortgage loans and investment securities. Mortgage banking activities derive revenues primarily from interest on loans held for sale, sales of loans in the secondary mortgage market, sale of loan servicing rights, and fees on loans serviced. Intercompany transactions have been eliminated from the industry segments and consolidated financial data presented below. The following is a presentation of the revenues, operating profits
      (losses), assets, and capital expenditures for the years ended March 31, 1995, 1994, and 1993:


                                               Banking                        MORTGAGE BANKING                   CONSOLIDATED

 YEAR ENDED MARCH 31,                1995       1994        1993          1995       1994      1993        1995      1994     1993

 (IN THOUSANDS)

Net interest income after
 provision for loan losses          $7,394      $5,756     $4,395         $1,297    $1,005   $1,279       $8,691   $6,761    $5,674

 Non-interest income                  1,211         735        432                                         1,211      735       432

 Mortgage banking income                                                   1,788     3,654    2,626        1,788    3,654     2,626
 Depreciation                           280         308         92           179       101      166          459      409       258

 Non-interest expense                 5,365       4,169      2,718         4,036     4,161    3,956        9,401    8,330     6,674
                                     ------      ------     ------        ------     -----    -----        -----   ------    ------

 Income before taxes                 $2,960      $2,014     $2,017      $(1,130)      $397   $(217)       $1,830   $2,411    $1,800

                                     ======     =======     ======      ========     =====    =====       ======   ======     =====
 MARCH 31,                           1995       1994        1993
 ASSETS
     Banking                        $275,374    $202,033   $161,393
    Mortgage banking                  4,665       4,604      8,081
                                     -------     -------    -------
                                    $280,039    $206,637   $169,474
                                    =======     =======    =======
  CAPITAL EXPENDITURES, NET:
    Banking                          $2,275      $1,723       $901
    Mortgage banking                    349          20      1,352
                                    -------     -------    -------
                                     $2,624      $1,743     $2,253
                                    =======     =======    =======

18.   SUBSEQUENT EVENT

            On April 17, 1995, the Bank filed application to convert from a Federal Savings Bank to a State of Florida, commercial bank charter. At the same time, Republic Security Financial Corporation filed application with the Federal Reserve Board to become a bank holding company.

ERNST & YOUNG (logo)



Independent Certified Public Accountants

THE SHAREHOLDERS AND THE BOARD OF DIRECTORS OF REPUBLIC SECURITY FINANCIAL CORPORATION

      We have audited the accompanying consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

      As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended March 31, 1994.


West Palm Beach, Florida
May 10, 1995


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

        The information required by this Item 10 is set forth in the Registran-t's "Notice of Annual Meeting of Shareholders to be Held on July 26, 1995" (Proxy Statement) on page 2 through 4 and such information is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 is set forth in Registrant's "Notice of Annual Meeting of Shareholders to be Held on July 26, 1995" (Proxy Statement) on page 5 and such information is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item 12 is set forth in Registrant's

"Notice of Annual Meeting of Shareholders to be Held on July 26, 1995" (Proxy Statement) on page 1 and such information is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

        The information required by this Item 13 is set forth in Registrant's "Notice of Annual Meeting of Shareholders to be Held on July 26, 1995" (Proxy Statement) on pages 5 and 10 and such information is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


   (a)   Financial Statements, Schedules and Exhibits:

      1. Financial Statements                                               Page

         Consolidated statements of financial condition March 31, 1995
         and 1994                                                             53

         Consolidated statements of income years ended March 31, 1995, 1994
         and 1993                                                             54

         Consolidated statements of shareholders' equity years ended
         March 31, 1995, 1994 and 1993                                        55

         Consolidated statements of cash flows years ended March 31, 1995,
         1994 and 1993                                                        56

         Notes to consolidated financial statements                           57

      2. Financial Statement Schedules

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         Exhibits

      3. a) Articles of Incorporation, as amended of Republic Security Financial Corporation.*
         b)  Bylaws, as amended of Republic Security Financial Corporation.*
         c) Articles of Incorporation, as amended of Republic Security Financial Corporation.****
         d) Articles of Incorporation, as amended, of Republic Security Financial Corporation.*****
         e) Articles of Amendment to Articles of Incorporation of Republic Security Financial Corporation.*******

     4. a) Form of Indenture to be entered into between Republic Security Financial Corporation and Mellon Bank, N.A.*
         b) Form of Equity Contract Agency Agreement to be entered into between Republic Security Financial Corporation and
             Mellon Bank, N.A.*
         c)  Debentures (contained in Sections 202 and 204 of Exhibit 4(a)).*
         d) Mandatory Stock Purchase Contracts (contained in Exhibits A and B to Exhibit 4(b)).*
         e) Rights Agreement by and between Republic Security Financial Corporation and IBJ Schroder Bank and Trust Company.*******

    10.  a)  Officers and Directors Liability Insurance Policy.*
         b)  Savings and Loan Blanket Bond Policy.*
         c) Employment Agreement between Registrant and R.E. Schupp, as amended.*
         d) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.*
         e)  Employment Agreement between Registrant and Richard J. Haskins.*
         f) Employment Agreement between Republic Security Bank and Richard J. Haskins, as amended.**
         g) Employment Agreement between Republic Security Bank and Ronald N. Long.*
         h)  Description of Employment Arrangement for Philip A. Cody.*
         i) Lease Agreement dated February 28, 1985 between Registrant and First American Bank and Trust, for executive offices at 675 West Indiantown Road.*
         j) Lease Agreement dated February 6, 1984, as amended, between Republic Security Bank and Guy W. Held, as Trustee, for the branch at 851 West Indiantown Road.*
         k) Lease Agreement dated as of March 1, 1985, between Republic Security Bank and K&R Associates, for the branch in Delray Beach.*
         l) Agreement dated as of June 13, 1985, between Data Systems Leasing, Inc., Registrant and Bank of New England, N.A.*
         m)  Forms of Supplement Executive Retirement Plan Agreements.*
         n)  Supplemental Executive Retirement Program Agreement -
                 Richard J. Haskins**
         o)  Supplemental Executive Retirement Program Agreement -
                 R. E. Schupp.**
         p)  Restricted Stock Plan.**
         q)  Restricted Stock Plan Agreement - Richard J. Haskins.**
         r)  Restricted Stock Plan Agreement - R. E. Schupp.**
         s) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.***
         t) Employment Agreement between Republic Security Bank and Richard J. Haskins, as amended. ***
         u) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.****
         v) Employment Agreement between Republic Security Bank and Richard J. Haskins, as amended. ****
         w) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.*****
         x) Employment Agreement between Republic Security Bank and Richard J. Haskins, as amended. *****

   11.   a)  Statement RE: Computation of Per Share Earnings ******

   22.   a)  Subsidiaries.******

   23.   a)  1995 Proxy Statement. ******

   * Incorporated by reference to Registration Statement on Form S-1, File No. 2-99505.
   ** Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 28, 1990.
   *** Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 26, 1992.
   **** Incorporated by reference to Form 10-K, as filed with the Securities and Exchange Commission on June 26, 1993.
   ***** Incorporated by reference to Form 10-K as filed with the Securities and
         Exchange Commission on June 24, 1994
  ****** Filed herewith
 ******* Incorporated by reference to Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on April 27, 1995.

   b) Reports on Form 8-K
      Not applicable

   c) Exhibit Index
       2.(a)     Agreement and plan of merger by and among Republic Security
                 Financial Corporation, Republic Security Bank, a Federal
                 Savings Bank, Governors Bank Corporation and Governors Bank.
       3.(c)     Articles of Incorporation, as amended of Republic Security
                 Financial Corporation.
      10.(u)     Employment Agreement between Republic Security Bank and R. E.
                 Schupp, as amended.
         (v)     Employment Agreement between Republic Security Bank and Richard
                 J. Haskins, as amended.
      11.(a)     Statement RE: Computation of Per Share Earnings.
      22.(a)     Subsidiaries.
      23.(a)     1995 Proxy Statement.



                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REPUBLIC SECURITY FINANCIAL CORPORATION

                          BY:    /s/ Rudy E. Schupp
                              Rudy E. Schupp
                              Chairman of the Board
                              Chief Executive Officer


                               /s/ Richard J. Haskins
                              Richard J. Haskins
                              Executive Vice President
                              Chief Financial and Accounting Officer

Dated:

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


            /s/ H. Gearl Gore                         /s/ Victor Siegel
            H. Gearl Gore, Director                   Victor Siegel, Director

            /s/ Richard J. Haskins                  /s/ William F. Spitznagel
            Richard J. Haskins, Director              William F. Spitznagel,
                                                      Director

            /s/ Lennart Lindahl                       /s/ Bruce E. Wiita
            Lennart Lindahl, Director                 Bruce E. Wiita, Director

            /s/ Richard C. Rathke                     /s/ Ashok Dalal
            Richard C. Rathke, Director               Ashok Dalal, Director

            /s/ Rudy E. Schupp                        /s/ William F. Wolfson
            Rudy E. Schupp, Director                  William F. Wolfson,
                                                      Director



                                                                EXHIBIT 22(a)


SUBSIDIARIES OF REGISTRANT


1.    Republic Security Bank, a Federal Savings Bank.

2.    Data Systems Leasing, Inc., a Florida corporation.

3.    Republic Brokerage Corporation, a Florida corporation.

4.    Governors Bank Corporation, a Florida corporation.

                                                                                                                      EXHIBIT 11(a)

STATEMENT 11.  RE:  COMPUTATION OF PER SHARE EARNINGS
                                                                                          YEAR ENDED MARCH 31
                                                                                         1995             1994             1993
Average shares outstanding                                                           3,631,774        2,919,744        1,795,496

Net effect of diluitive stock options,
 warrants and equity contracts based on the modified
 treasury stock method using average market price                                      841,745        1,006,916        1,099,757
                                                                                       -------          -------        --------


Total weighted average number of shares
 outstanding                                                                         4,473,519        3,926,660        2,895,253
                                                                                     ========         =========        =========

Income before extraordinary item and
  accounting change                                                                $1,167,000       $1,593,000       $1,218,000

Add income effect of utilizing net proceeds from
 conversion of options, warrants and equity
 contracts to reduce debt and invest excess in
 government bonds - net of income tax effect                                           158,000          212,000          227,000

Deduct preferred dividends                                                             302,000          165,000
                                                                                       -------          -------        --------

Income before extraordinary item and accounting
 change available to common stockholders                                           $1,023,000       $1,640,000       $1,445,000
                                                                                     ========         =========        =========

Income before extraordinary item and accounting
 change, per share amount                                                                 $.23             $.42             $.50
                                                                                     ========         =========        =========

Net income                                                                         $1,167,000       $2,093,000       $1,218,000

Add income effect of utilizing net proceeds from
 conversion of options, warrants and equity
 contracts to reduce debt and invest excess in
 government bonds - net of income tax effect                                           158,000          212,000          227,000

Deduct preferred stock dividends                                                       302,000          165,000
                                                                                       -------          -------        --------

Income available to common stockholders                                            $1,023,000       $2,140,000       $1,445,000
                                                                                     ========         =========        =========

Net income per share amount                                                               $.23             $.55             $.50
                                                                                     ========         =========        =========