Form 10-Q
period 1995-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1995-08-14
CIK 743136

Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

( X ) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

For the period ended       June 30, 1995
                    ---------------------------------------------------------
                                           or

(   ) Transition Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

For the transition period from _________________________  to  ________________


Commission File Number:                   0-14671
                       -------------------------------------------------------

                   REPUBLIC SECURITY FINANCIAL CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              FLORIDA                                    59-2335075
------------------------------------------------------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

4400 Congress Avenue, West Palm Beach, Florida               33402
-----------------------------------------------          --------------
(Address of principal executive offices)                  (Zip Code)

                              (407) 840-1200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              ( X )  YES  (  )  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                     Outstanding as of July 28, 1995
Common Stock
par value $.01                                  4,324,684
outstanding

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                 Page
                                                                Number
                                                                ------
Part I:    FINANCIAL INFORMATION

        Item 1:

           Condensed Consolidated Statements of Financial
           Condition - June 30, 1995 and March 31, 1995 . . . .   3

           Condensed Consolidated Statements of Income
           for the three months ended June 30, 1995 and 1994  .   4

           Condensed Consolidated Statements of Shareholders'
           Equity for the year ended March 31, 1995 and
           for the three months ended June 30, 1995 . . . . . .   5

           Condensed Consolidated Statements of Cash Flows
           for the three months ended June 30, 1995 and 1994  .   6

           Notes to Condensed Consolidated Financial Statements   7-9

        Item 2:

           Management's Discussion and Analysis . . . . . . . .   10-11

Part II:   OTHER INFORMATION

        Item 6:

           Exhibits and Reports on Form 8-K . . . . . . . . . .   11

           Exhibit 11 - Computation of Per Share Earnings . . .   12

      Signatures  . . . . . . . . . . . . . . . . . . . . . . .   13

PART I. FINANCIAL INFORMATION
        REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                  JUNE 30, 1995            MARCH 31, 1995
                                                                         (UNAUDITED)               (NOTE 1)
                                                                         ------------            --------------
ASSETS
Cash and amounts due from depository institutions                         $  3,777                  $  3,566
Interest bearing deposits in other financial institutions                   11,254                    14,050
Investments held to maturity (Market value of $11,590
 at June 30, 1995 and $14,229 at March 31, 1995                             11,358                    14,153
Loans - net                                                                229,819                   227,940
Property and equipment - net                                                 6,038                     6,103
Real estate owned - net                                                      1,445                     1,009
Goodwill                                                                     3,173                     3,229
Loan servicing rights - net                                                  2,703                     2,796
Accrued interest receivable                                                  1,806                     2,041
Other assets                                                                 4,607                     5,152
                                                                          ---------                 --------
TOTAL                                                                     $275,980                  $280,039
                                                                          =========                 ========
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                                  $225,081                  $229,735
Advances from the Federal Home Loan Bank                                    15,000                    15,000
Securities sold under agreements to repurchase                               2,469                     2,748
Redeemable subordinated debentures                                                                     1,985
Advances from borrowers for taxes and insurance                              2,107                     1,598
Bank drafts payable                                                          3,914                     4,148
Other liabilities                                                            4,737                     4,379
                                                                           -------                   -------
TOTAL LIABILITIES                                                          253,308                   259,593
                                                                           -------                   -------
SHAREHOLDERS' EQUITY
Preferred stock $10.00 par value; 10,000,000 shares
  authorized; 402,500 shares issued and outstanding                          4,025                     4,025
Common stock $0.01 par value; 20,000,000 shares
  authorized; 4,313,060 and 3,652,743 shares
  issued and outstanding at June 30, 1995 and
  March 31, 1995, respectively                                                  43                        36
Additional paid-in capital                                                  16,211                    14,363
Retained earnings                                                            2,393                     2,022
                                                                          --------                  ---------
Total shareholders' equity                                                  22,672                    20,446
                                                                          --------                  ---------
TOTAL                                                                     $275,980                  $280,039
                                                                          ========                  =========

            See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      THREE MONTHS ENDED JUNE 30

                                                                                             (Unaudited)
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                                              1995         1994
                                                                                     ------------   -------------
INTEREST INCOME
  Interest on loans                                                                     $4,979       $3,093
  Interest and dividends on investments                                                    341          268
                                                                                         -----        -----
                                                                                         5,320        3,361
                                                                                         -----        -----
INTEREST EXPENSE:
  Interest on deposits                                                                   2,432        1,246
  Interest on short-term borrowings                                                        249          203
  Interest on long-term borrowings                                                          31           60
                                                                                         -----        -----
                                                                                         2,712        1,509
                                                                                         -----        -----
NET INTEREST INCOME                                                                      2,608        1,852
PROVISION FOR LOAN LOSSES                                                                   25           75
                                                                                         -----        -----
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                      2,583        1,777
                                                                                         -----        -----
NON-INTEREST INCOME                                                                        914          854
                                                                                         -----        -----

OPERATING EXPENSES:
  Employee compensation and benefits                                                     1,215        1,087
  Occupancy and equipment                                                                  489          289
  Professional fees                                                                        199          148
  Communications                                                                           106           78
  Data processing                                                                          111           66
  Insurance                                                                                153          136
  Other                                                                                    406          407
                                                                                         -----        -----
                                                                                         2,679        2,211
                                                                                         -----        -----
INCOME BEFORE TAXES                                                                        818          420
PROVISION FOR INCOME TAXES                                                                 291          155
                                                                                         -----        -----
NET INCOME                                                                                $527         $265
                                                                                         =====        =====
PER SHARE DATA:
  Net income per common share                                                             $.10         $.05
                                                                                          ====         ====
  Dividends per common share                                                              $.02         $.01
                                                                                          ====         ====
  Average common shares and common stock equivalents outstanding                         4,459        4,480
                                                                                         =====        =====
                 See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)


                                                                                               ADDITIONAL
                                                               PREFERRED         COMMON         PAID-IN         RETAINED
(Amounts in thousands except share data)                        STOCK             STOCK         CAPITAL         EARNINGS
                                                               ---------         -------      -----------       --------
BALANCE, MARCH 31, 1994                                         $4,025             $36          $14,213          $1,374
Issuance of common stock
   for fixed asset purchase - 7,701 shares                                                           27
Stock grants - 9,196 shares                                                                          38
Exercise of stock options - 4,337 shares                                                             10
Exercise of equity contracts -13,786 shares                                                          40
401(K) plan - 7,744 shares                                                                           35
Cash dividends - common and preferred stock                                                                       (519)
Net income for year ended March 31, 1995                                                                          1,167
                                                                ------             ----         -------          ------
BALANCE, MARCH 31, 1995                                          4,025              36           14,363           2,022
Exercise of equity contracts - 634,476 shares                                        7            1,744
Exercise of warrants - 13,344 shares                                                                 52
Stock grants - 10,500 shares                                                                         44
401(K) plan - 1,997 shares                                                                            8
Cash dividends - common and preferred stock                                                                       (156)
Net income for three months ended June 30, 1995                                                                     527
                                                                ------             ----         -------          ------
BALANCE, JUNE 30, 1995                                          $4,025             $43          $16,211          $2,393
                                                                ======             ====         =======          ======

See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                             THREE MONTHS ENDED JUNE 30,
                                                                                   (unaudited)
   (Dollars in thousands)                                                      1995                 1994
                                                                           -----------           ---------
Operating Activities:
   Net income                                                              $    527             $    265
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for loan losses                                                     25                   75
   Provision for depreciation and amortization                                  342                   98
   Amortization of deferred loan fees and costs                               (126)                 (40)
   Realized gain on sale of loans and servicing                               (183)                (650)
   Loans originated or acquired for sale                                   (11,461)             (17,005)
   Loss on investments - trading                                                                     200
   Purchase of loans and loan participation certificates                                           (700)
   Sales of loans and loan participation certificates                        11,644               17,353
   Loan costs deferred                                                         (59)                (174)
   Proceeds from sale of investments - trading                                                    24,000
   Increase in interest receivable                                            (235)                 (25)
   Increase (decrease) in interest payable                                       78                 (20)
   Other, net                                                                   747                  545
                                                                              -----               ------
   Net cash provided by operating activities                                  1,299               23,922
                                                                              -----               ------
Investing Activities:
   Loans originated or acquired                                            (21,169)             (12,309)
   Principal collected on loans                                              19,391                3,081
   Maturities of investments                                                  2,850
   Other, net                                                                   307                (304)
                                                                              -----              -------
   Net cash provided by (used in) investing activities                        1,379              (9,532)
                                                                              -----              -------
Financing Activities:
   Net decrease in demand deposits, NOW accounts
   money market accounts and savings accounts                               (2,708)              (2,553)
   Proceeds from sales of certificates of deposit                            11,672                8,485
   Payments for maturing certificates of deposit                           (13,618)              (7,975)
   Cash dividends paid to shareholders                                        (156)                 (36)
   Other, net                                                                 (453)                   10
                                                                            -------              -------
   Net cash used in financing activities                                    (5,263)              (2,069)
                                                                            -------              -------
   Increase (decrease) in cash and cash equivalents                         (2,585)               12,321
   Cash and cash equivalents at beginning of period                          17,616               13,154
                                                                            -------              -------
   Cash and cash equivalents at end of period                               $15,031              $25,475
                                                                            =======              =======
FOR PURPOSES OF REPORTING CASH FLOWS, CASH AND CASH EQUIVALENTS INCLUDE CASH ON
HAND, AMOUNTS DUE FROM BANKS AND FEDERAL FUNDS SOLD.  GENERALLY, FEDERAL FUNDS
ARE PURCHASED AND SOLD FOR ONE-DAY PERIODS.  THE COMPANY PAID $125,000 AND
$75,000 IN INCOME TAXES DURING THE THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30,
1994, RESPECTIVELY.  THE COMPANY PAID $2,634,000 AND $1,546,000 IN INTEREST ON
DEPOSITS AND OTHER BORROWINGS DURING THE THREE MONTHS ENDING JUNE 30, 1995 AND
1994, RESPECTIVELY.  THE COMPANY HAD $408,000 AND $448,000 OF TRANSFERS FROM
LOANS TO REO DURING THE THREE MONTHS ENDING JUNE 30, 1995 AND 1994,
RESPECTIVELY.
            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of June 30, 1995 and March 31, 1995, and the results of operations for the three months ended June 30, 1995 and June 30, 1994, and changes in cash flows for the three months then ended.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995 (see Note 7). For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10K for the year ended March 31, 1995.

      The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.    NON-PERFORMING ASSETS AND ALLOWANCES FOR LOAN LOSSES

      At June 30, 1995, the Bank had non-performing assets (loans 60 days or more past due, real estate owned, and repossessed assets) of $6,345,000. The total provision for loan losses for the Bank was $25,000 and $75,000 for the three months ended June 30, 1995 and 1994, respectively. In evaluating possible loan losses from non-performing assets, management has taken into consideration past loan loss experience, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, the appraised value of the collateral, future cash flows expected to be received on impaired loans and other relevant factors. Although management believes the allowance for possible losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

      Effective April 1, 1995, the Company adopted Financial Accounting Standards Board Statement No.114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of this statement did not have a material impact on the operations of the Company.

      In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral which totalled $1,329,000 at March 31, 1995 have been reclassified to loans.

3. FINANCIAL ACCOUNTING STANDARDS BOARD NO.122 "ACCOUNTING FOR MORTGAGE SERVICING RIGHTS"

      On May 12, 1995, the Financial Accounting Standards Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights", an amendment to Statement No. 65. The Company elected to adopt this standard for financial statement reporting for the quarter ended June 30, 1995. Statement No. 122 prohibits retroactive application to prior years.

      Statement No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights created after the adoption of Statement No. 122, the Company will use a valuation model that calculates the present value of estimated future cash flows. This valuation method incorporates assumptions determined by the Company about the discount rate, prepayment speeds, default and interest rates. No servicing rights were recorded during the quarter ended June 30, 1995 as mortgage banking activities during the period were insignificant.

4.    REDEEMABLE SUBORDINATED DEBENTURES

      On March 29, 1995, the Company's outstanding redeemable subordinated debentures and cancelable mandatory stock purchase contracts were called for redemption. Upon surrender of the Debentures, and at the option of the Bondholder, the Bondholder received a number of shares of the Company's common stock equal to the principal amount of the Debenture divided by the adjusted per share price of $2.90 or cash equal to 104% of the principal amount of the Debenture. As a result of the redemption, 634,476 shares of common stock were issued, and shareholders' equity increased by $1,751,000.

5.    SHAREHOLDERS' EQUITY

      The Company granted stock options to purchase 700,000 shares of the
      Company's common stock to two executives on May 31, 1995.  Vesting dates and option prices are as follows:
                                                                                   OPTION PRICE
               DATE                               # SHARES                            PER SHARE
         -----------------                     --------------                      ---------------
          MAY 31, 1996                            75,000                               $4.625
          MAY 31, 1997                            75,000                                $6.25
          MAY 31, 1998                           550,000                                $8.00

      ALL UNEXERCISED OPTIONS EXPIRE ON MAY 31, 2005.

6.    SEGMENT INFORMATION

      During fiscal 1995, the Company reduced mortgage banking operations to a level that no longer warrants reporting these operations as a segment as defined by Statement of Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise".

      Currently the majority of mortgage banking related activities are incidental to the Bank's strategic plan and are performed in order to accommodate banking customer and market needs and as such, are included in non-interest income for the periods ending June 30, 1995 and 1994.

7.    FISCAL YEAR-END

      On July 26, 1995, the Company changed its fiscal year-end from March 31 to December 31. A transition report will be filed on Form 10-K for the nine months ending December 31, 1995.

8.    COMMITMENTS

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

      At June 30, 1995, the Bank had adjustable rate commitments to extend credit of $6,830,000 excluding the undisbursed portion of loans in process. These commitments are primarily for one-to-four family residential properties.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

RESULTS OF OPERATIONS

The Company had net income of $527,000 or $.10 per common share for the three months ended June 30, 1995, compared to net income of $265,000 or $.05 per common share for the three months ended June 30, 1994. The increase in net income is primarily due to an increase in net interest income, which is a result of re-engineering the Bank's operations during fiscal 1995 and the effects of the Governor's Bank acquisition which took place on November 30, 1994.

NET INTEREST INCOME

The Company's results of operations depend to a large extent on the level of its net interest income, which is the difference between the interest income it receives on its interest-earning assets and the interest expense it pays on its interest-bearing liabilities. Net interest income is determined primarily by interest rate spread and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net interest income for the quarter ended June 30, 1995 increased $756,000 or 41% from the same period in 1994. The quarter ended June 30, 1995 reflects an increase in interest-earning assets and interest-bearing liabilities as well as an increase in net yield on interest-earning assets as compared to the quarter ended June 30, 1994. The Governors bank acquisition is the primary contributor to the increase in interest-earning assets and interest-bearing liabilities. In addition, the composition of the Bank's loan and deposit portfolios have changed since June 30, 1994 to reflect an increase in commercial purpose and commercial real estate loans and an increase in business and personal transaction deposit accounts.

NON-INTEREST INCOME

Total non-interest income remained relatively unchanged for the period ended June 30, 1995 compared to the quarter ended June 30, 1994. However, the sources of non-interest income changed due to a significant reduction in mortgage banking operations late in fiscal 1995 and an increase in fee income for the period ended June 30, 1995. Mortgage banking income decreased 53% from the period ending June 30, 1994 compared to the period ending June 30, 1995, while fee income increased $265,000. Fee income doubled due to an increase in volume of loan and deposit accounts and an increase in the fee for service charges on deposit accounts.

OPERATING EXPENSE

Operating expenses increased 21% for the quarter ended June 30, 1995 compared to the same quarter in the prior year primarily as a result of the Governors Bank acquisition. This acquisition resulted in an increase in the banking center network from five to seven full service banking centers. In addition, item processing and proof-of-deposit departments were brought in-house. Operating expenses as a percent of average assets decreased to 3.9% for the period ending June 30, 1995 from 4.3% for the quarter ending June 30, 1994.

LIQUIDITY, SOURCES OF CAPITAL AND CAPITAL REQUIREMENTS

As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the three months ended June 30, 1995.

On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments. As of June 30, 1995, the Bank's regulatory liquidity ratio was 7.56%. The overall regulatory liquidity ration requirement is currently 5% on an average monthly basis.

On March 29, 1995, the Company's outstanding redeemable subordinated debentures and cancelable mandatory stock purchase contracts were called for redemption. As a result of the redemption, 634,476 shares of common stock were issued, and shareholders' equity increased by $1,751,000. For further discussion of the redemption see Note 4 of the Notes to Condensed Consolidated Financial Statements, Page 8.

The following table provides the capital amounts and ratios of the Bank as compared to OTS requirements at June 30, 1995:

Capital Requirement                                      Bank                       OTS Requirement
---------------------------                 -----------------------------      ---------------------------
                                                                   (in thousands)
Core capital                                             $18,000                     $8,000
Tangible capital                                         $18,000                     $4,000
Risk-based capital                                       $20,000                    $15,000

The Bank was in compliance with its' capital requirements at June 30, 1995.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------
      (a)   The following exhibits are included herein:
                  (11)  Statement regarding Computation of Earnings Per Share
      (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1995.

        EXHIBIT (11) - STATEMENT  RE:  COMPUTATION OF PER SHARE EARNINGS
                                                                                              Three Months Ended
                                                                                                   June 30
 (Amounts in thousands except per share data)                                                  1995         1994
                                                                                              ------       ------
 Average shares outstanding                                                                   4,300        3,611
 Net effect of dilutive stock options, warrants and equity contracts based on the
 modified treasury stock method using average market price                                      159          869
                                                                                              -----        -----
 Total weighted average number of shares and common stock equivalents outstanding             4,459        4,480
                                                                                              =====        =====
 Net income                                                                                    $527         $265
 Add income effect of utilizing net proceeds from conversion of options, warrants and equity contracts to reduce debt and invest excess in government bonds - net
      of income tax effect                                                                                    42
 Less preferred dividends accrued                                                              (75)         (75)
                                                                                               ----         ----
     Total                                                                                     $452         $232
                                                                                               ====         ====
 Net income per common share                                                                   $.10         $.05
                                                                                               ====         ====


REPUBLIC SECURITY FINANCIAL CORPORATION


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Republic Security Financial Corporation
                                                (Registrant)




Date: August 4, 1995                                 /s/ Carla H. Pollard
      --------------                                 --------------------------
                                                      Carla H. Pollard
                                                      Vice President/Controller