Form 10-Q
period 1995-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1995-11-14
CIK 743136

        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10-Q

                        (MARK ONE)

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities and Exchange Act of 1934

For the period ended     September 30, 1995
                    ____________________________________________
                            or

[   ]Transition Report Pursuant to Section 13 or 15(d) of the
     Securities and Exchange Act of 1934

For the transition period from _______________ to ______________

Commission File Number:       0-14671
                    ____________________________________________

                    REPUBLIC SECURITY FINANCIAL CORPORATION
_________________________________________________________________________
              (Exact name of registrant as specified in its charter)

                FLORIDA                       59-2335075
________________________________________________________________
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

4400 Congress Avenue, West Palm Beach, Florida     33402
________________________________________________________________
(Address of principal executive offices)        (Zip Code)

                         (407) 840-1200
________________________________________________________________
   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [ X ]  YES  [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                    Outstanding as of November 6, 1995
Common Stock
par value $.01                     4,431,175
outstanding

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                           INDEX

                                                                Page
                                                               Number
                                                               ______
Part I:Financial Information

  Item 1:

       Condensed Consolidated Statements of Financial
       Condition - September 30, 1995 and March 31, 1995         3

       Condensed Consolidated Statements of Income
       for the three months ended September 30, 1995 and 1994    4

       Condensed Consolidated Statements of Income for
       the six months ended September 30, 1995 and 1994          5

       Condensed Consolidated Statements of Shareholders'
       Equity for the year ended March 31, 1995 and for the
       six months ended September 30, 1995                       6

       Condensed Consolidated Statements of Cash Flows
       for the six months ended September 30, 1995 and 1994      7

       Notes to Condensed Consolidated Financial
       Statements                                              8-12

  Item 2:

       Management's Discussion and Analysis                   13-16

Part II:
Other Information

  Item 6:   Exhibits and Reports Filed                          17
       Exhibit 11 - Computation of Per Share Earnings           18

  Signatures                                                    19

PART I.  FINANCIAL INFORMATION

___________________________________________________________________________________________
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands except per share data)
___________________________________________________________________________________________
                                                            SEPTEMBER 30,    MARCH 31,
                                                               1995            1995
                                                           (unaudited)     (Note 1)
___________________________________________________________________________________________
ASSETS
Cash and amounts due from depository institutions              $3,703         $3,566
Interest-bearing deposits in other financial institutions      23,520         14,050
Investments (Market value of $11,643 and $14,229 at
 September 30, 1995, and March 31, 1995, respectively)         11,437         14,153
Loans - net                                                   207,928        227,940
Loans held for sale (Market value of $7,502)                    7,478
Property and equipment - net                                    6,017          6,103
Real estate owned - net                                         1,095          1,009
Goodwill - net                                                  3,118          3,227
Loan servicing rights                                           2,624          2,796
Accrued interest receivable                                     1,837          2,041
Other assets                                                    5,144          5,154
___________________________________________________________________________________________
Total                                                        $273,901       $280,039
___________________________________________________________________________________________
Liabilities and Shareholders' Equity
Deposits                                                     $210,803       $229,735
Advances from Federal Home Loan Bank                           27,000         15,000
Securities sold under agreements to repurchase                  2,091          2,748
Redeemable subordinated debentures                                             1,985
Advances from borrowers for taxes and insurance                 2,576          1,598
Bank drafts payable                                             3,775          4,148
Other liabilities                                               4,046          4,379
___________________________________________________________________________________________
Total liabilities                                             250,291        259,593
___________________________________________________________________________________________
Commitments and contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
   401,500 and 402,500 shares issued and outstanding at
   September 30, 1995 and March 31, 1995, respectively          4,015          4,025
Common stock $.01 par value; 20,000,000 shares authorized;
  4,413,563 and 3,652,743 shares issued and outstanding at
   September 30, 1995 and March 31, 1995, respectively             44             36
Additional paid-in capital                                     16,595         14,363
Retained earnings                                               2,956          2,022
___________________________________________________________________________________________
Total shareholders' equity                                     23,610         20,446
___________________________________________________________________________________________
Total                                                        $273,901       $280,039
___________________________________________________________________________________________

 See notes to condensed consolidated financial statements.


REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
___________________________________________________________________________________________
                                                           Three Months Ended September 30
                                                                   (Unaudited)
(dollars in thousands except per share data)                   1995            1994
___________________________________________________________________________________________
INTEREST INCOME:
  Interest on loans                                          $  5,152       $  3,466
  Interest and dividends on investments                           302            158
___________________________________________________________________________________________
                                                                5,454          3,624
___________________________________________________________________________________________
INTEREST EXPENSE:
  Interest on deposits                                          2,334          1,305
  Interest on borrowings                                          370            234
___________________________________________________________________________________________
                                                                2,704          1,539
___________________________________________________________________________________________
  Net interest income                                           2,750          2,085
  Provision for loan losses                                        50             75
___________________________________________________________________________________________
  Net interest income after provision for loan losses           2,700          2,010
___________________________________________________________________________________________
NON-INTEREST INCOME (LOSS):
  Service charges on deposit accounts                             374            162
  Mortgage trading income                                         259            174
  Gain on sale of loans                                           270             55
  Other income                                                    464            211
___________________________________________________________________________________________
                                                                1,367            602
___________________________________________________________________________________________
OPERATING EXPENSES:
  Employee compensation and benefits                            1,236          1,055
  Occupancy and equipment                                         493            294
  Professional fees                                               146            131
  Advertising and promotions                                       55             43
  Communications                                                  100             68
  Data processing                                                 108             66
  Insurance                                                       173            145
  Other                                                           585            336
 ___________________________________________________________________________________________
                                                                2,896          2,138
 ___________________________________________________________________________________________
  Income before taxes                                           1,171            474
  Provision for income taxes                                      421            170
___________________________________________________________________________________________
  Net income                                                 $    750       $    304
___________________________________________________________________________________________
PER SHARE DATA:
  Primary earnings per common share                          $    .15       $    .06
___________________________________________________________________________________________
  Fully diluted earnings per common share                         .13            .06
___________________________________________________________________________________________
  Dividends per common share                                     .025            .01
___________________________________________________________________________________________
  Average common shares and common stock
    equivalents outstanding-Primary                             4,629          4,489

  Average common shares and common stock
    equilvalents outstanding-Fully Diluted                      5,621          4,489
___________________________________________________________________________________________

 See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
___________________________________________________________________________________________
                                                        Six Months Ended September 30
                                                                   (Unaudited)
(dollars in thousands except per share data)                   1995            1994
___________________________________________________________________________________________
INTEREST INCOME:
  Interest on loans                                          $ 10,131        $ 6,559
  Interest and dividends on investments                           643            426
___________________________________________________________________________________________
                                                               10,774          6,985
___________________________________________________________________________________________
INTEREST EXPENSE:
  Interest on deposits                                          4,766          2,551
  Interest on borrowings                                          650            497
___________________________________________________________________________________________
                                                                5,416          3,048
___________________________________________________________________________________________
  Net interest income                                           5,358          3,937
  Provision for loan losses                                        75            150
___________________________________________________________________________________________
  Net interest income after provision for loan losses           5,283          3,787
___________________________________________________________________________________________
NON-INTEREST INCOME (LOSS):
  Service charges on deposit accounts                             688            309
  Mortgage trading income                                         259            175
  Gain on sale of loans                                           453            342
  Loss on investments - trading                                 (200)
  Other income                                                    881            830
___________________________________________________________________________________________
                                                                2,281          1,456
___________________________________________________________________________________________
OPERATING EXPENSES:
  Employee compensation and benefits                            2,451          2,142
  Occupancy and equipment                                         982            583
  Professional fees                                               345            279
  Advertising and Promotions                                      115             80
  Communications                                                  206            146
  Data processing                                                 219            132
  Insurance                                                       326            281
  Other                                                           931            706
___________________________________________________________________________________________
                                                                5,575          4,349
___________________________________________________________________________________________
  Income before taxes                                           1,989            894
  Provision for income taxes                                      712            325
___________________________________________________________________________________________
  Net income                                                 $  1,277       $    569
___________________________________________________________________________________________
PER SHARE DATA:
  Primary earnings per common share                          $    .25       $    .11
___________________________________________________________________________________________
  Fully diluted earnings per common share                         .23            .11
___________________________________________________________________________________________
  Dividends per common share                                     .045            .02
___________________________________________________________________________________________
  Average common shares and common stock
     equivalents outstanding                                    4,544          4,478

  Average common shares and common stock
    equilvalents outstanding                                    5,536          4,478
___________________________________________________________________________________________

See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited)
(dollars in thousands except per share data)

___________________________________________________________________________________________
                                                                      Additional
                                              Preferred    Common       Paid-In        Retained
                                                Stock       Stock       Capital        Earnings
___________________________________________________________________________________________
Balance, March 31, 1994                         $4,025       $36        $14,213        $1,374
Issuance of common stock
   for fixed asset purchase - 7,701 shares                                   27
Stock grants - 9,196 shares                                                  38
Exercise of stock options - 4,337 shares                                     10
Exercise of equity contracts -13,786 shares                                  40
401(k) plan - 7,744 shares                                                   35
Cash dividends - common and preferred stock                                              (519)
___________________________________________________________________________________________
Net income for year ended March 31, 1995                                                1,167
Balance, March 31, 1995                          4,025        36         14,363         2,022
Exercise of equity contracts - 634,476 shares                  7          1,744
Exercise of warrants - 108,710 shares                          1            419
Exercise of stock options - 2,668 shares                                      7
Conversion of preferred stock for common stock
 - 2,469 shares                                   (10)                       10
Stock grants - 10,500 shares                                                 44
401(k) plan - 1,997 shares                                                    8
Cash dividends - common and preferred stock                                              (343)
Net income for six months ended
 September 30, 1995                                                                     1,277
___________________________________________________________________________________________
Balance, September 30, 1995                     $4,015       $44        $16,595        $2,956
___________________________________________________________________________________________

See notes to condensed consolidated financial statements.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
___________________________________________________________________________________________
                                                          Six Months Ended September 30
                                                                 (unaudited)
(dollars in thousands except per share data)                   1995            1994
___________________________________________________________________________________________
Operating Activities:

Net income                                                   $ 1,277       $   569
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for loan losses                                       75           150
  Provision for depreciation and amortization                    649           431
  Amortization of deferred loan fees and costs                  (246)         (131)
  Realized gain on sale of loans and servicing                  (537)         (825)
  Loans originated or acquired for sale                      (20,988)      (35,207)
  Loss on investments - trading                                                200
  Sales of loans and loan participation certificates          33,202        36,312
  Loan costs deferred                                           (105)         (297)
  Proceeds from sale of investments - trading                               24,000
  (Increase) decrease in interest receivable                     204           (76)
  Increase in interest payable                                    69            40
  Other, net                                                     150            73
___________________________________________________________________________________________
    Net cash provided by operating activities                 13,750        25,239
___________________________________________________________________________________________
Investing Activities:
  Loans originated or acquired for investment                (45,522)      (21,518)
  Principal collected on loans                                45,975         9,077
  Proceeds from maturities of investments held-to-maturity     2,850
  Purchases of property and equipment                           (218)       (1,074)
  Purchases of loan servicing rights                                        (1,412)
  Proceeds from sale of real estate owned                        344
  Other, net                                                    (119)          635
___________________________________________________________________________________________
    Net cash provided by (used in) investing activities        3,310       (14,292)
___________________________________________________________________________________________
Financing Activities:
  Net decrease in demand deposits, NOW accounts,
   Money Market accounts and savings accounts                 (4,665)       (1,660)
  Proceeds from sales of certificates of deposit              17,264        16,891
  Payments for maturing certificates of deposit              (31,531)      (15,252)
  Net increase in short-term borrowings from FHLB             12,000
  Cash dividends paid to shareholders                           (343)         (225)
  Other, net                                                    (178)           94
___________________________________________________________________________________________
    Net cash used in financing activities                     (7,453)         (152)
___________________________________________________________________________________________
  Increase in cash and cash equivalents                        9,607        10,795
  Cash and cash equivalents at beginning of period            17,616        13,154
___________________________________________________________________________________________
  Cash and cash equivalents at end of period                 $27,223       $23,949
___________________________________________________________________________________________

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.  Generally, federal funds are purchased and sold for one-
day periods.  The Company paid $398,000 and $307,000 in income taxes during the six months ended
September 30, 1995 and September 30, 1994, respectively.  The Company paid $5,347,000 and
$3,113,000 in interest on deposits and other borrowings during the six months ending September
30, 1995 and 1994, respectively.  The Company had $430,000 and $930,000 of transfers from loans to REO during the six months ending September 30,1995 and 1994, respectively.

 See notes to condensed consolidated financial statements.

  REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1995
(Unaudited)

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of September 30, 1995 and March 31, 1995, and the results of operations for the three and six months ended September 30, 1995 and 1994, and changes in cash flows for the six months then ended.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the transitional period ending December 31, 1995 (see Note 7). For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10K for the year ended March 31, 1995.

          The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.   Non-Performing Assets and Allowances for Loan Losses

          At September 30, 1995, the Bank had non-performing assets (loans 60 days or more past due, real estate owned, and repossessed assets) of $5.0 million. The total provision for loan losses for the Bank was $50,000 and $75,000 for the three months ended September 30, 1995 and 1994, respectively. In evaluating possible loan losses from non-performing assets, management has taken into consideration past loan loss experience, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, the appraised value of the collateral, future cash flows expected to be received on impaired loans and other relevant factors. Although management believes the allowance for possible losses is adequate, their evaluation of possible losses is a continuing process which may necessitate adjustments to the allowance in future periods.

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

3.   Financial Accounting Standards Board No. 122 "Accounting for
     Mortgage Servicing Rights"

          On May 12, 1995, the Financial Accounting Standards
     Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights", an amendment to Statement No. 65. The Company elected to adopt this standard for financial statement reporting for the quarter ended June 30, 1995. Statement No. 122 prohibits retroactive application to prior years.

          Statement No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole when the loan is purchased or originated for sale with servicing retained. To determine the fair value of servicing rights created after the adoption of Statement
     No. 122, the Company will use a valuation model that calculates the present value of estimated future cash flows. This valuation method incorporates assumptions determined by the Company about the discount rate, prepayment speeds, default and interest rates.
     No servicing rights were recorded during the six months ended September 30, 1995 as the costs associated with the mortgage servicing rights were immaterial.

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

5.   Shareholders' Equity

          The Company granted stock options to purchase 700,000 shares of the Company's common stock to two executives on May 31, 1995 at various tiered vesting dates and option prices.
     All unexercised options expire on May 31, 2005.

          On November 6, 1995, the Company canceled the stock option grants to purchase 700,000 shares of the Company's common stock.

6.   Segment Information

          During fiscal 1995, the Company reduced mortgage banking operations to a level that no longer warrants reporting these operations as a segment as defined by Statement of Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise".

          Currently the majority of mortgage banking related activities are incidental to the Bank's strategic plan and are performed in order to accommodate banking customer and market needs and as such, are included in non-interest income for the periods ending September 30, 1995 and 1994.

7.   Fiscal Year-End

          On July 26, 1995, the Company changed its fiscal year-end from March 31 to December 31. A transition report will be filed on Form 10-K for the nine months ending December 31, 1995.

8.   Commitments and Contingencies

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

          At September 30, 1995, the Bank had adjustable rate commitments to extend credit of $5.6 million excluding the undisbursed portion of loans in process. These commitments are primarily for one-to-four family residential properties.

          In July 1995, the Chairman of the Federal Deposit Insurance Corporation ("FDIC") announced in testimony before the Congress a proposal to recapitalize the Savings Association Insurance Fund ("SAIF") by a one-time charge to SAIF members of approximately $6.6 billion, or approximately 85 basis points ($.85 for every $100) of assessable deposits on March 31, 1995 and an eventual merger of the SAIF with the Bank Insurance Fund ("BIF"). The Company is unable to predict the likelihood of legislation effecting these changes, although a consensus among regulators, legislators and bankers appears to be developing in this regard.

          If the proposed assessment of $.85 per $100 of assessable deposits was effected based on deposits as of March 31, 1995, as proposed, the Bank's pro rata share would amount to approximately $960,000 net of taxes, respectively. Such an assessment, as currently proposed, would not be affected by the conversion of the Bank to a commercial bank and would have a material adverse effect on the Company's earnings and results of operations.

9.  Potential Acquisitions

          On September 7, 1995, the Company signed an agreement to acquire all of the outstanding capital stock of Banyan Bank, a Florida chartered bank ("Banyan") which is headquartered in Boca Raton, Florida. At September 30, 1995 Banyan had approximately $49.6 million, $44.5 million and $4.6 million of total assets, deposits and capital, respectively. Under the terms of the agreement, the Company will pay 207% of the first $4.6 million of Banyan's Tangible Equity (as defined in the agreement), plus 100% of any Tangible Equity in excess of $4.6 million, as of the calendar month ended immediately prior to the closing of the transaction. The acquisition, which will be accounted for as a purchase under generally accepted accounting principles, is subject to fulfillment of a number of conditions including regulatory approval.

          On October 3, 1995, the Company entered into an agreement with Century Bank, an unaffiliated thrift, to purchase one branch office located in West Palm Beach, Florida. The amount to be paid by the Company to the seller for the transfer of the assets and liabilities of the branch shall be equal to approximately $1.1 million. The acquisition will be accounted for as a purchase and this amount will be recorded as an intangible asset and will be amortized over seven years on a straight line basis. In connection with the acquisition, the Bank will assume approximately $32.6 million of deposit liabilities and $31.5 million of assets, including $12.5 million of adjustable rate single-family residential loans with an 8.25% yield and $19 million in cash. The acquisition is expected to be consummated in December 1995. The acquired branch will be integrated into the Bank's existing branch network by combining this new office with an existing office in the vicinity.

10.  Subsequent Events

          On November 8, 1995, the Bank converted its charter from a federal savings bank to a State of Florida commercial bank and at the same time the Company became a Federal Reserve bank holding company.

          On November 10, 1995, the Company received $17.2 million in net proceeds related to the sale of 1,800,000 shares of common stock and 900,000 shares of 7% Cumulative Convertible Preferred Stock, Series C. On November 14, 1995 the Company expects to receive approximately $2.6 million in net proceeds related to the exercise of overallotment options for 270,000 shares of common stock and 135,000 shares of 7% Cumulative Convertible Preferred Stock, Series C.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net income for the quarter ended September 30, 1995 increased $446,000 to $750,000 from $304,000 for the quarter ended September 30, 1994. The increase is due to an increase in net interest income of $665,000 and an increase in non-interest income of $765,000 partially offset by an increase of $758,000 in operating expenses.

     Net income for the six months ended September 30, 1995 was approximately $1.3 million compared to $569,000 for the six months ended September 30, 1994. The increase is attributable to an increase in net interest income of $1.4 million, an increase in non-interest income of $825,000, partially offset by an increase in operating expenses of $1.2 million.

Net Interest Income

     Net interest income increased $665,000 for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994 due to an increase in average loans outstanding of approximately $45.0 million and an increase in the average investment balance of
approximately $11.0 million.   The increases in the loan and
investment balances is largely attributable to the acquisition of Governors in November 1994.

     Net interest income increased $1.4 million for the six months ended September 30, 1995 compared to the same period in the prior year due to an increase in interest earning assets offset by an increase in interest-bearing liabilities. The increases are primarily related to the Governors acquisition.

Provision for Loan Losses

     The provision for loan losses decreased $25,000 and $75,000 for the three and six months ended September 30, 1995, respectively, compared to the three and six months ended September 30, 1994 primarily due to a decrease in net loan charge-offs. However, the allowance for loan losses as a percent of total loans increased from
 .69% at September 30, 1994 to 1.13% at September 30, 1995. This increase is a result of the allowance acquired from Governors and a decrease in net loan charge-offs during fiscal 1995 and the six months ended September 30, 1995. Management believes the allowance for loan losses acquired were adequate for the loan portfolio acquired. The amount of provision for loan losses is a function of management's ongoing evaluation of the allowance for loan losses which considers the characteristics of the loan portfolio, past loan loss experience, economic conditions and other relevant factors. As of September 30, 1995, the allowance for loan losses was $2.6 million.

Non-Interest Income

     The increase in non-interest income for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994 is attributable to a $212,000 increase in service charges on deposit accounts, a $215,000 increase in gain on sales of loans, a $148,000 increase in other fee income, a $105,000 increase in net loan servicing income and a $85,000 increase in loan trading gains. The amount of fee income related to deposit and loan accounts has more than doubled since the quarter ended September 30, 1994 primarily due to an increase in the volume of deposit and loan accounts and, to a lesser extent, an increase in fee charges. Net loan servicing income has increased due to an increase in the amount of loans serviced for others and a decrease in the amortization of loan servicing rights. Loan trading department brokers loan packages for a fee and also acts as a principal in buying and reselling the same loan package for a gain.

Non-interest income increased $825,000 for the six months ended September 30, 1995 compared to the six month's ended September 30, 1994 due to a $195,000 increase in gain on sale of loans and mortgage trading income, a $115,000 increase in loan servicing fees attributable to an increase in the amount of loans serviced for others and an increase of $622,000 in service charges on deposit accounts and other fee income due to an increase in the volume of deposit and loan accounts. In addition, the six months ended September 30, 1994 included a $307,000 gain on the sale of loan servicing rights and a $200,000 loss on the sale of trading investments. Loss on trading investments is due to increases in interest rates during the six months ended September 30, 1994, which resulted in lower net asset values for adjustable rate mortgage fund investments.

Operating Expense

     Operating expenses for the quarter ended September 30, 1995 increased $758,000 to approximately $2.9 million from $2.1 million for the quarter ended September 30, 1994 as a result of increases in employee compensation occupancy expense, data processing expense and insurance expense. These increases are due to increases in the number of employees, the number of branch locations and departments and an increase in loan and deposit volumes, primarily as a result of the acquisition of Governors.

     Operating expenses increased approximately $1.2 million for the six months ended September 30, 1995 compared to the six months ended September 30, 1994 primarily due to increases in employee compensation, occupancy expense and data processing expenses related to the Bank's growth as a result of the Governor's acquisition.

Liquidity, Sources of Capital and Capital Requirements

     As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" and "short term" liquidity ratios. The majority of the liquid assets of the Bank are deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the six months ended September 30, 1994.

     On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

     Cash provided by operating activities for the six months ended September 30, 1995 were approximately $13.8 million, and resulted primarily from loan sales. Cash provided by operations as well as increases in FHLB advances were used to fund deposit run-off of approximately $18.9 million. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. Management believes most of the deposit run-off as a result of lowering interest rates paid on deposits has already occurred and anticipates deposit run-off to significantly decrease. Cash flows increased cash and cash equivalents by approximately $9.6 million during the six months ended September 30, 1995.

     Management does not anticipate any significant impact on the Company's financial condition or liquidity as a result of the proposed one-time assessment to recapitalize the SAIF. See Note 8 to the condensed consolidated financial statements.

     The Office of Thrift Supervision ("OTS") regulations require savings institutions to maintain "core capital" of at least 3% of adjusted total assets, "tangible capital" of at least 1.5% of adjusted total assets and, "risk-based capital" of at least 8.0% of risk-weighted assets.

     The following table provides the capital amounts and ratios of the Bank as compared to OTS requirements at September 30, 1995:

___________________________________________________________________________
Capital Requirement                          Bank           OTS Requirement
                                                  (in thousands)
___________________________________________________________________________

Core capital                                $19,000            $8,000
Tangible capital                             19,000             4,000
Risk-based capital                           21,000            15,000
___________________________________________________________________________

     The Bank was in compliance with its' capital requirements at September 30, 1995.

Financial Condition

     Total assets decreased $6.1 million to $273.9 million at September 30, 1995 from $280 million at March 31, 1995. The majority of the decrease in total assets is attributable to $18.9 million decrease in deposits offset by an increase of $12.0 million in Federal Home Loan Bank advances which will be partially repaid with the proceeds of loans held for sale of $7.5 million at September 30, 1995. The Bank sells mortgage loans in the normal course of business. At September 30, 1995, loans under commitment which did not close before quarter-end are classified as loans held for sale. The decrease in deposits was attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. Management believes most of the deposit run-off as a result of lowering interest rates paid on deposits has already occurred and anticipates deposit run-off to significantly decrease.

     Shareholders' equity increased approximately $3.1 million at September 30, 1995 from March 31, 1995. The increase in stockholders' equity is primarily attributable to continued net income, an increase of $1.7 million due to the exercise of equity contracts and an increase of $420,000 due to the exercise of warrants offset by $343,000 in common and preferred dividends paid during the six months ended September 30 ,1995.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          The Company filed the following reports during the three months ended September 30, 1995:


          (a)  Form 8-K filed August 9, 1995
               Reporting change in fiscal year end.

          (b)  Form 8-K filed September 14, 1995
               Reporting Governors Bank acquisition

          The following exhibit is included herein:

          EXHIBIT (11) - Statement  RE:  Computation of Per Share
Earnings

EXHIBIT (11) - Statement  RE:  Computation of Per Share Earnings
___________________________________________________________________________________________
                                                     Three Months Ended  Six Months Ended
                                                         September 30     September 30
(Amounts in thousands except per share data)             1995     1994    1995    1994
___________________________________________________________________________________________
PRIMARY:
Average shares outstanding                               4,366    3,638   4,333   3,624
Net effect of dilutive stock options, warrants and
   equity contracts based on the modified
   treasury stock method using average
   market price                                            263      851     211     854
___________________________________________________________________________________________
Total weighted average number of shares and
   common stock equivalents outstanding                  4,629    4,489   4,544   4,478
___________________________________________________________________________________________
Net income                                              $  750   $  304  $1,277  $  569
Add income effect of utilizing net proceeds from
   conversion of options, warrants and
   equity contracts to reduce debt and invest
   excess in government bonds - net of
   of income tax effect                                              39              80
Less preferred dividends accrued                           (75)     (75)   (151)   (151)
___________________________________________________________________________________________
    Total                                               $  675   $  268  $1,126  $  498
___________________________________________________________________________________________
Net income per common share                             $  .15   $  .06  $  .25  $  .11
___________________________________________________________________________________________
FULLY DILUTED:
Average shares outstanding                               4,366            4,333
Net effect of dilutive stock options, warrants and
   equity contracts based on the modified
   treasury stock method using average
   market price or the period end price                    263              211
Assumed conversion of 7% Cumulative Preferred
   Stock - Series A                                        992              992
___________________________________________________________________________________________
Total                                                    5,621            5,536
___________________________________________________________________________________________
Net income                                              $  750           $1,277
___________________________________________________________________________________________
Net income per common share                             $  .13           $  .23
___________________________________________________________________________________________

REPUBLIC SECURITY FINANCIAL CORPORATION


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Republic Security Financial Corporation

(Registrant)




Date:                                      /S/Carla H. Pollard
      ____________________                 ______________________________
                                             Carla H. Pollard

Vice President, Controller