Form 10-Q/A
period 1995-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1996-01-19
CIK 743136

        Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C. 20549

                         FORM 10Q-A
                  Amendment to Form 10-Q

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

                           INDEX


                                                                Page
                                                               Number
                                                               ______
  Part I

  Amendment to 10Q for Quarter ended September 30, 1995
   (Page 5 - Condensed Consolidated Statements of Income for Six Months ended September 30, 1995 and 1994)

  Financial Information:

Item 1:
       Condensed Consolidated Statements of Financial
       Condition - September 30, 1995 and March 31, 1995         3

       Condensed Consolidated Statements of Income
       for the three months ended September 30, 1995 and 1994    4

       Condensed Consolidated Statements of Income for
       the six months ended September 30, 1995 and 1994          5

       Condensed Consolidated Statements of Shareholders'
       Equity for the year ended March 31, 1995 and for the
       six months ended September 30, 1995                       6

       Condensed Consolidated Statements of Cash Flows
       for the six months ended September 30, 1995 and 1994      7

       Notes to Condensed Consolidated Financial
       Statements                                              8-12

Part II:
Other Information

  Item 6:   Exhibits and Reports Filed                          17
            Exhibit 27- Consolidated Totals for Registrants
               Filing Multiple Financial Data Schedules         18
  Signatures                                                    19

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

________________________________________________________________________________________________
                                                                      Additional
                                              Preferred    Common       Paid-In        Retained
                                                Stock       Stock       Capital        Earnings
________________________________________________________________________________________________
Balance, March 31, 1994                         $4,025       $36        $14,213        $1,374
Issuance of common stock
   for fixed asset purchase - 7,701 shares                                   27
Stock grants - 9,196 shares                                                  38
Exercise of stock options - 4,337 shares                                     10
Exercise of equity contracts -13,786 shares                                  40
401(k) plan - 7,744 shares                                                   35
Cash dividends - common and preferred stock                                              (519)
Net income for year ended March 31, 1995                                                1,167
________________________________________________________________________________________________
Balance, March 31, 1995                          4,025        36         14,363         2,022
Exercise of equity contracts - 634,476 shares                  7          1,744
Exercise of warrants - 108,710 shares                          1            419
Exercise of stock options - 2,668 shares                                      7
Conversion of preferred stock for common stock
 - 2,469 shares                                   (10)                       10
Stock grants - 10,500 shares                                                 44
401(k) plan - 1,997 shares                                                    8
Cash dividends - common and preferred stock                                              (343)
Net income for six months ended
 September 30, 1995                                                                     1,277
________________________________________________________________________________________________
Balance, September 30, 1995                     $4,015       $44        $16,595        $2,956
________________________________________________________________________________________________

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

PART II.  OTHER INFORMATION


  Item 6:   Exhibits and Reports Filed

              Exhibit 27- Consolidated Totals for Registrants
               Filing Multiple Financial Data Schedules

  Signatures

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