Form 10-K
period 1995-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1996-03-28
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended
                                                        OR
[X] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from April 1, 1995 to December 31, 1995
                         Commission file number 0-14671

                     REPUBLIC SECURITY FINANCIAL CORPORATION
              Exact name of registrant as specified in its charter)

                               FLORIDA 59-2335075
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


                 4400 Congress Avenue, West Palm Beach, FL 33407
               (Address of principal executive offices)(Zip Code)

            Registrant's telephone number, including area code (407)
               840-1200 Securities registered pursuant to Section
                                12(b) of the Act:


                                                   Name of each exchange on

      Title of each class                              which registered


----------------------------------        -----------------------------------

----------------------------------        -----------------------------------

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                (Title of Class)

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

            Preferred Stock - Series "A", $10.00 Par Value Per Share
                                (Title of Class)

            Preferred Stock - Series "C", $10.00 Par Value Per Share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1996, was approximately $35,292,000. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 8, 1996 was 6,873,173.

DOCUMENTS INCORPORATED BY REFERENCE:

The Proxy Statement for the Registrant's 1995 Annual Meeting of Shareholders (Exhibit 23a hereto) is incorporated by reference into Parts III & IV of this Form 10-K.

                                TABLE OF CONTENTS

                                                                           Page
PART I
   ITEM 1 - BUSINESS
       General................................................................1
       Lending Activities of the Bank.........................................1
       Servicing of Mortgage Loans............................................5
       Non-Performing Assets and Allowance for Loan Losses....................6
       Investment Activities..................................................8
       Deposits...............................................................8
       Borrowings............................................................10
       Competition...........................................................11
       Employees.............................................................11

   REGULATION................................................................12

   ITEM 2 - PROPERTIES.......................................................21

   ITEM 3 - LEGAL PROCEEDINGS................................................21

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
       OF SECURITY HOLDERS...................................................21

PART II

   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
       AND RELATED SECURITY HOLDER MATTERS...................................21

   ITEM 6 - SELECTED FINANCIAL DATA..........................................23

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       Corporate Overview....................................................26
       Results of Operations.................................................26
       Net Interest Income...................................................27
       Provision for Loan Losses.............................................30
       Non-Interest Income...................................................31
       Operating Expenses....................................................33
       Liquidity.............................................................34
       Capital Compliance....................................................34
       Asset/Liability Management............................................35
       Impact of Inflation...................................................36
       Financial Condition...................................................36

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................38

       Notes to Consolidated Financial Statements
       Note 1 - Summary of Significant Accounting Policies...................42
       Note 2 - Branch Acquisition and Merger................................45
       Note 3 - Investments..................................................47
       Note 4 - Loans Receivable - Net.......................................48
       Note 5 - Non-Performing Loans and Allowance for Loan Losses...........48
       Note 6 - Cash and Amounts Due from Depository Institutions............49
       Note 7 - Property and Equipment.......................................49
       Note 8 - Mortgage Banking Activities..................................49

                                TABLE OF CONTENTS
                                   (Continued)

                                                                           Page

       Notes to Consolidated Financial Statements (Continued)
       Note 9 - Deposits.....................................................51
       Note 10 - Borrowed Money..............................................52
       Note 11 - Shareholder's Equity........................................53
       Note 12 - Commitments and Contingencies...............................55
       Note 13 - Related Party Transactions..................................57
       Note 14 - Income Taxes................................................57
       Note 15 - Parent Company Financial Information........................60
       Note 16 - Fair Values of Financial Instruments........................61
       Note 17 - Segment Information.........................................63
       Note 18 - Subsequent Event............................................64

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................66

   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................67

PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS
       OF THE REGISTRANT.....................................................67

   ITEM 11 - EXECUTIVE COMPENSATION..........................................67

   ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
       OWNERS AND MANAGEMENT.................................................67

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................67

PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K...........................................................67

   SIGNATURES................................................................70

   FURTHER EXHIBITS
       Exhibit 22(a) - Subsidiaries of Registrant
       Exhibit 11(a) - Computation of Per Share Earnings

                                     PART I

Item 1. BUSINESS

         Republic Security Financial Corporation ("the Company"), incorporated in Florida in 1983, is a commercial bank holding company, the principal business of which is the operation of a commercial bank business through the Republic Security Bank ("the Bank"), its wholly owned subsidiary, a state chartered commercial bank. The Bank commenced operations on November 19, 1984, and is a member of the FHLB System. Its deposits are insured by the FDIC up to applicable limits. In November 1995, the Company and the Bank received all necessary federal and state regulatory approvals and converted from a thrift charter to a commercial bank holding company and a State of Florida chartered commercial bank.

         On January 19, 1996, the Bank acquired Banyan Bank, a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. In addition to acquiring commercial bank loans and deposit portfolios, the acquisition provides Republic with a geographic presence in South Palm Beach County. Total assets acquired in connection with the merger was approximately $54.0 million. The results of the Banyan acquisition are not included in the Company's Consolidated Financial Statements as the acquisition date was subsequent to the Company's year end.

         On November 30, 1994, the Bank acquired Governor's Bank ("Governors"), a commercial bank headquartered in West Palm Beach. The acquisition was accounted for as a purchase and resulted in Republic Security Bank acquiring assets of $64.3 million, liabilities of $62.3 million and 2 additional branch locations.

Lending Activities

         General. Under applicable regulations, the Bank originates, purchases and sells loans, or participating interests in loans. See "Regulatory Matters--Federal Regulation" for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of long-term adjustable-rate and to a lesser extent fixed-rate residential mortgage loans, construction loans, commercial business, commercial real estate loans and consumer loans. During 1995 the level of commercial business, commercial real estate, and consumer loan originations increased from prior years. Approximately 95% percent of the Bank's mortgage loans are secured by property located in Florida.

         The following tables set forth the composition of the Bank's loan portfolio by type of loan at the periods indicated:

==========================================================================================================================
                                       December 31,                        March 31,
                                           1995              1995             1994            1993             1992
           Type of loan                Amount  Percent    Amount Percent   Amount Percent  Amount Percent  Amount Percent
--------------------------------------------------------------------------------------------------------------------------
                                                                       (in thousands)
--------------------------------------------------------------------------------------------------------------------------
Real estate loans:
 * Residential property              $116,328   50%     $124,750   49%   $105,752  59%    $79,236  54%    $61,439   53%
 * Construction loans                  33,990   15        45,511   18      49,280  27      43,177  29      31,089   27
 * Commercial real estate              25,678   11        26,910   11      11,996   7      13,498   9      12,727   11
 * Residential lot                      2,873    1         2,989    1       1,972   2       3,115   2       3,206    3
 * Land, acquisition and development      206    *                            450   *                         850    1
--------------------------------------------------------------------------------------------------------------------------
Total Real Estate Loans               179,075   77       200,160   79     169,450   95    139,026   94    109,311   95
--------------------------------------------------------------------------------------------------------------------------
Consumer Loans:
 * Home equity lines of credit          2,918    1         2,852    1       2,192   1       2,150   2       2,401    2
 * Personal and Other                   3,712    2         2,587    1       1,271   1       2,343   2       1,624    1
 * Automobile                          30,797   14        30,134   12       3,763   2         221   *         285    1
 * Savings accounts                       557    *           712    *         415   *         586   *         185    *
--------------------------------------------------------------------------------------------------------------------------
Total consumer loans                   37,984   17        36,285   14       7,641   4       5,300   4       4,495    4
--------------------------------------------------------------------------------------------------------------------------
Commercial business loans:             14,868    6        16,484    7       2,356   1       2,528   2       1,423    1
--------------------------------------------------------------------------------------------------------------------------
TOTAL LOANS                           231,927  100%      252,929  100%    179,447  100%   146,854  100%   115,229  100%
                                            ===========         =========        ========        ========        =========
--------------------------------------------------------------------------------------------------------------------------
Less:
Loans in process                       12,104             21,460           22,876          19,290          14,339
Discounts, premiums and
  deferred loan fees                      636              1,022              206             307           1,145
Allowance for losses                    2,431              2,507            1,071           1,247             775
--------------------------------------------------------------------------------------------------------------------------
TOTAL                                $216,756           $227,940         $155,294        $126,010         $98,970
--------------------------------------------------------------------------------------------------------------------------

* Less than one percent

                                                        1

         The following table sets forth at December 31, 1995, the principal amounts of the Bank's construction and commercial non-mortgage loans with contractual maturities during the periods indicated.

=====================================================================================================================
                                                                    December 31, 1995
                                                                         Maturing
                                                                 After 1 year
(in thousands)                              Within 1 year     through 5 years       After 5 years              Total
---------------------------------------------------------------------------------------------------------------------
Real Estate:
   Residential and commercial                     $14,010             $24,503            $103,699           $142,212
   Construction and lot(1)                         18,242               4,728               1,789             24,759
Commercial Business                                10,851               3,919                  98             14,868
Consumer                                            2,942              32,773               2,269             37,984
---------------------------------------------------------------------------------------------------------------------
Total                                             $46,045             $65,923            $107,855           $219,823
---------------------------------------------------------------------------------------------------------------------
Maturing after one year with:
Variable interest rates                                               $14,400             $86,406
Fixed interest rates                                                   51,523              21,449
---------------------------------------------------------------------------------------------------------------------
Total                                                                 $65,923            $107,855
---------------------------------------------------------------------------------------------------------------------

(1)      Net of loans-in-process

         The Bank provides residential real estate construction and mortgage loans, consumer loans and commercial business loans. Loans secured by real estate generally include construction loans, loans to refinance or purchase existing properties, home equity loans and land acquisition and development loans.

         Real Estate Mortgage Loans. The Bank's real estate mortgage loans consist of commercial and residential mortgage loans, which are secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to four-family residences. The majority of residential mortgages which the Bank holds in its portfolio provide for interest rate adjustments every year and such adjustments are limited to 5% to 6% over the term of the loan. Loans made for 80% to 95% of the appraised value of the financed residences are primarily originated with private mortgage insurance which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1995, the loan portfolio includes approximately $11.2 million of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance. The Company believes that these loans, which the Company makes in the normal course of business from time to time, have not resulted in a significantly greater loss experience than the aggregate residential mortgage portfolio and these loans have higher yields.

         Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the FHLMC. The Bank is an approved seller/servicer for the FNMA and the FHLMC.

         Loans secured by commercial properties generally have terms ranging from five to ten years and interest rate adjustment periods ranging from monthly to three years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income producing properties such as office buildings and retail space. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 80%, and a cash flow to debt service ratio of 1.25 to 1.

         Construction Loans. Residential real estate construction loans comprised approximately 15% of the Bank's total loan portfolio as of December 31, 1995. Of the total construction loan portfolio of $34.0 million as of December 31 1995, all are for one to four-family residential properties.

         The Bank originates one to four-family residential loans to individuals on a pre-sold basis and through developers on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location and overall portfolio concentrations. Limitations are imposed by the Bank on the amount of loans for the purpose of construction of residences that have not been pre-sold.

         Construction loans generally have terms of between six and 12 months and interest rates which adjust monthly based upon a designated prime rate. Loan proceeds are advanced as construction progresses and inspections warrant. Construction loans are structured either to be converted to permanent loans at the end of the construction phase, or to be paid off upon receipt of financing from another lender.

         The Bank's construction loans are secured by first mortgages on the underlying real estate and have loan-to-value ratios which generally do not exceed 80%. All such loans provide for recourse to the borrower or a related individual in the event of a default. The loan agreements generally require the Bank to advance funds for fees. The amount of the loan generally provides borrowers with sufficient funds to pay the interest on the loan during construction since interest is considered part of the total cost of the property.

         Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable-rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher credit risks associated with construction lending. Historically, the Bank has obtained its construction loans through its retail loan officer network and also through the wholesale broker network. These loans are generally made to the homeowner and may or may not involve an end loan commitment. More recently, because of the reduction in the Bank's retail residential loan officer network, the Bank has become more dependent upon the wholesale broker network for its construction loans. In addition, the Bank has entered into an agreement with another financial institution to lend funds during the construction phase of their borrowers' residential construction to permanent loan program. The Bank intends to seek similar relationships with other financial entities.

         Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, which security is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project (which is often beyond the control of the borrower), and the effects of governmental regulation on real property, it is relatively difficult to accurately evaluate the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk.

         Consumer Loans. Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, unsecured personal loans and education. As of December 31, 1995, consumer loans were $38.0 million or 17% of total loans. Loans secured by automobiles are the dominant consumer loans and represented $30.8 million or 81% of total consumer loans as of December 31, 1995. Automobile loans are obtained from both the retail branch network and indirectly through referrals from automobile dealerships. Currently, the indirect automobile loans are the dominant portion of the automobile loan portfolio, accounting for 80% of automobile loans at December 31, 1995. Primarily all of the indirect automobile loans are obtained from dealerships within the Bank's market area and are underwritten to the same standards as those automobile loans acquired through a retail banking network. Although the volume of indirect automobile loans may decrease in the future due to increased competition, management believes that the quality and risk is similar for retail and wholesale automobile loans.

         Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of their ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to four-family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds.

         Commercial Business Loans. Commercial business loans (excluding SBA loans) totalled $13.7 million as of December 31, 1995 representing 6% of total loans. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to four-family residential loans, such loans generally involve a higher level of risk than one-to four-family residential loans. In 1995, the Bank expanded its commercial business lending activities and expects to continue to pursue the commercial business loan area.

         SBA loans are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 80% to 90% of the loan balance with the remaining portion unguaranteed. The SBA-guaranteed portion of the loans is then salable in secondary markets, with the Bank retaining the portion that is not guaranteed. SBA loans are similar to commercial business loans in yield and credit risk. The SBA loans shown in the Company's financial statements reflect only the unguaranteed portion of such loans. The SBA loans totalled $1.2 million or .5% of the total portfolio at December 31, 1995.

         Other Lending Activities. The Bank may also extend loans for other purposes from time to time, including land, acquisition and development and residential lot loans.

         The following table sets forth total loans and loans held for sale that were originated, purchased, sold and repaid during the periods indicated:

======================================================================================================================
                                                               Nine Months Ended December 31,Years Ended March 31,
                                                                            1995                 1995            1994
----------------------------------------------------------------------------------------------------------------------
                                                                                   (in thousands)
----------------------------------------------------------------------------------------------------------------------
Real estate loan origination                                             $31,334              $90,308        $149,568
Consumer and commercial loan originations                                 30,107               22,045           8,936
----------------------------------------------------------------------------------------------------------------------
  o Total loan origination                                                61,441              112,353         158,504
Loans purchased                                                           22,776                6,193          47,209
Loans acquired in mergers                                                                      41,682
----------------------------------------------------------------------------------------------------------------------
Total loan origination and purchases                                      84,217              160,228         205,713
----------------------------------------------------------------------------------------------------------------------
Less:
  o Principal repayment on loans and loans held for sale                  57,784               34,624          37,384
  o Sale of loans and loans held for sale                                 47,435               53,927         138,617
----------------------------------------------------------------------------------------------------------------------
Total repayments and sale of loans                                       105,219               88,551         176,001
----------------------------------------------------------------------------------------------------------------------
  o Total (decrease) increase in principal loan balances                (21,002)               71,677          29,712
Net decrease (increase) in deferred loan fees, premiums and discounts        386                (816)             101
Net decrease (increase) in loans in process                                9,356                1,416         (3,586)
Net decrease (increase) in allowance for loss                                 76              (1,436)             176
----------------------------------------------------------------------------------------------------------------------
  o Net (decrease) increase in loans and loans held for sale             $11,184              $78,841         $26,403
----------------------------------------------------------------------------------------------------------------------

         Lending Procedures. Loan applications may be approved by the Board of Directors, its Loan Committee, the Management Loan Committee, or the Loan Officer if the loan is within delegated authority limits. The review of each loan application includes the applicant's credit history, income level, financial condition, and the value of any collateral to secure the loan (which, in the case of real estate loans, utilizes a review of an appraisal report prepared by an independent appraiser). In the case of major real estate loans, the loan underwriting process typically involves an analysis of the economic feasibility of the proposed project.

         The Management Loan Committee is currently comprised of the President, Executive Vice President-Finance, the Senior Vice President-Lending, the Senior Vice President-Operations, the Senior Vice President-Commercial Lending and the Vice President-Loan Administration. The Management Loan Committee is authorized to approve residential and commercial mortgage/commercial non-mortgage loans up to $500,000, and residential loans which are pre-approved for sale to a mortgage conduit, up to $1,000,000. The committee is also authorized to approve consumer loan applications up to $100,000. All other loan applications are subject to the approval of the Board of Directors or its Loan Committee.

         With respect to any approved real estate loan, the Bank issues a written commitment to the applicant, setting forth the terms under which the loan will be extended. A title insurance commitment for the mortgaged property is obtained from an approved title company prior to the closing. Fire, casualty, and flood insurance (where applicable) are obtained, naming the Bank as a mortgagee.

         In accordance with the Bank's policies and applicable law, the documentation of each real estate loan includes: an application signed by the applicant, disclosing the purpose for which the loan is sought and the identity of the property; one or more written appraisal reports disclosing the fair market value of the security offered by the applicant; a signed financial statement of the applicant or a written credit report prepared by the Bank or by others at its request; documentation showing the date, amounts, purpose, and recipient of every disbursement of loan proceeds; an opinion of the Bank's attorney; a title insurance policy or other documentary evidence customarily used in the appropriate jurisdiction, affirming the quality and validity of the Bank's lien on the relevant real estate; documentation covering all modifications of the original mortgage contract showing appropriate approval for each such modification; and documentation covering all releases of any portion of the collateral supporting the loan.

Servicing of Mortgage Loans

         The Bank services virtually all of its loan portfolio. As of December 31, 1995, the Bank was also servicing $307 million in loans and loan participations for other lenders. The Bank services both loans and loan participations it has sold to others, as well as loans pursuant to the purchase of servicing rights.

         From time to time, the Bank purchases mortgage loan servicing to generate servicing income and to effectively utilize excess servicing capacity. The Bank has such excess servicing capacity due to its regular needs for a minimum level of personnel and facilities to service the Bank's own portfolio. Management believes that it is cost effective to use its personnel base to servicing loans for others and generate fee income.

         Mortgage loan servicing involves collecting principal, interest and escrow funds for taxes and insurance from mortgage loan borrowers, paying principal and interest to mortgage loan investors, paying property taxes and insurance premiums on mortgaged property, supervising foreclosures in the event of unremedied defaults, and performing all related accounting and reporting activities. The Bank sells loans on a non-recourse basis through its mortgage banking in the secondary market, and generally continues to service such loans.

         With regard to purchased servicing rights, such rights are typically purchased from thrift institutions and mortgage banking companies. In purchasing servicing rights, a valuation of the servicing rights and an assessment of the portfolio is conducted by the Bank. A computer model is utilized in the evaluation process which assesses prepayment expectations, costs to establish servicing files, the on-going costs of servicing, the mortgage loan coupon range and concentrations, servicing margin, payment remittance cycles and utilization of escrow funds.

         Although the originator or its assignee retains title and reimburses the servicer for the majority of expenses should foreclosure be required, the purchase of servicing rights involves risks to the servicer, particularly should the underlying loans be prepaid faster than that assumed in the servicing rights valuation process. Should loan prepayments be accelerated, the amortization of the amount paid for servicing rights (which amount is amortized over the estimated life of the underlying loan utilizing the interest method) must also be accelerated thereby reducing income. See Note 8 to Consolidated Financial Statements. The Bank seeks to mitigate such risks by diversifying the servicing portfolio between fixed-rate and adjustable-rate mortgage loans and among various states, including Florida, California, Iowa and Illinois.

Non-Performing Assets and Allowance for Loan Losses

         The Bank's non-performing assets consist of real estate acquired through foreclosures ("other real estate owned") and loans which are 90 days or more past due. Generally, accrued interest on loans which are more than 90 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income. Non-performing assets as of December 31, 1995 were $3.8 million, representing 1.2% of the Bank's total assets. The following table details the Bank's non-performing assets at December 31, 1995 and for the four-year period ending March 31:

========================================================================================================================
                                           December 31,                              March 31,
                                              1995                     1995           1994           1993          1992
------------------------------------------------------------------------------------------------------------------------
                                 (in thousands)
------------------------------------------------------------------------------------------------------------------------
Loans:
Consumer                                      $303                     $352            $61           $241           $99
Commercial business                            101                      630            377            398            70
Residential mortgage                         1,774                    1,050            591          2,167           908
Residential construction                       107                      115             84             70
Commercial mortgage                                                     162            244            317           550
Repossessed automobiles                        137                      118
------------------------------------------------------------------------------------------------------------------------
    Total non-performing loans               2,422                    2,427          1,357          3,193         1,627
------------------------------------------------------------------------------------------------------------------------
Other real estate owned:
Residential construction                        90                       26            468                          402
Residential mortgage                           483                      219            787            306         2,641
Land for residential use                                                                61                          330
Land for commercial use                        767                      764            555            574           280
Commercial real estate                                                                                 52           115
------------------------------------------------------------------------------------------------------------------------
    Total other real estate owned            1,340                    1,009          1,871            932         3,768
------------------------------------------------------------------------------------------------------------------------
    Total non-performing assets             $3,762                   $3,436         $3,228         $4,125        $5,395
------------------------------------------------------------------------------------------------------------------------

         The table above reflects reclassifications of in-substance foreclosures from other real estate owned to non-performing loans in accordance with SFAS No.114 for all periods presented. The adoption of SFAS No.114 had no material impact on the operations of the Company or the comparability of the tables presented.

         The Bank's non-residential portfolios in excess of $100,000 are reviewed annually by a committee comprised of three members of the Bank's
management   (the   "Committee")   for  the  purpose  of  determining  a  loan's
classification as special mention substandard, doubtful, or loss, as appropriate. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. "Substandard" assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

         General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, unlike specific allowances that have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that its continuance as assets is not warranted. The Bank will charge off 100% of the assets classified as loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Florida Department of Banking and Finance, who can order the establishment of additional general or specific loss allowances.

         Although the Bank uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by banks, losses may be experienced as a result of many factors beyond their control including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.

         In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totalled $2.4 million at December 31, 1995, which is allocated according to the following table:

==========================================================================================================================
                                  December 31,                                  March 31,
                                      1995              1995               1994              1993              1992
                                 Allow  % of loans  Allow   % of loans Allow  % of loans Allow  % of loans Allow  %of loans
                                  for     to total   for     to total   for    to total   for   to total    for    to total
                                loan loss   loans  loan loss  loans  loan loss  loans  loan loss  loans  loan loss  loans
--------------------------------------------------------------------------------------------------------------------------
                                                                     (in thousands)
--------------------------------------------------------------------------------------------------------------------------
Real estate construction and lot   $179      16%     $281       19%     $212       29%     $137      31%     $174     31%
Real estate residential
 and commercial                     916       61      535        60      481        66      632       63      440      64
Commercial business                 520        6      531         7      114         1      152        2       70       1
Consumer                            506       17      406        14      163         4      201        4       91       4
Unallocated (1)                     310               754                101                125
--------------------------------------------------------------------------------------------------------------------------
TOTAL                            $2,431     100%   $2,507      100%   $1,071      100%   $1,247     100%     $775    100%
--------------------------------------------------------------------------------------------------------------------------

(1) The unallocated portion of the allowance for loan losses decreased from March 31, 1995 to December 31, 1995 primarily due to the Bank increasing its required reserve percentage from 10% to 15% of loans classified substandard. The unallocated balance at March 31, 1995, assuming a 15% reserve for loans classified substandard, would decrease to $439,000.

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

         Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio including non-performing loans. Risk factors applied to the performing loan portfolio are based on the Bank's past three year loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. At December 31, 1995 the following risk factors are applied to the carrying value of each classified loan: (i) substandard at 15%,
(ii) doubtful at 50%, and (iii) loss is charged-off 100%.

         The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses for the nine months ended December 31, 1995 and the years ended March 31, 1995, 1994, 1993, and 1992:

=======================================================================================================================
                                                       At or for the                   At or for the
                                                  Nine Months Ended,                    Years Ended
                                                         December 31,                    March 31,
                                                                1995       1995         1994         1993         1992
-----------------------------------------------------------------------------------------------------------------------
                                                                                      (in thousands)
-----------------------------------------------------------------------------------------------------------------------
Beginning balance                                             $2,507     $1,071       $1,247         $775         $512
Reserves acquired in connection with merger                               1,399                       319
Charge offs:
* Real estate mortgage                                           213        344          274          530          427
* Real estate construction                                                   10           11          138           43
* Consumer                                                       458        105            8          102            6
* Commercial business                                            137        158          459          226
-----------------------------------------------------------------------------------------------------------------------
SUBTOTAL - Charge-Offs                                           808        617          752          996          476
-----------------------------------------------------------------------------------------------------------------------
Recoveries:
* Real estate mortgage                                            26        166          235          138           35
* Consumer                                                        57         15                         8
* Commercial                                                     549        273          127
-----------------------------------------------------------------------------------------------------------------------
SUBTOTAL - Recoveries                                            632        454          362          146           35
-----------------------------------------------------------------------------------------------------------------------
Net charge-offs                                                  176        163          390          850          441
-----------------------------------------------------------------------------------------------------------------------
Provision for losses                                             100        200          214        1,003          704
-----------------------------------------------------------------------------------------------------------------------
Ending Balance                                                $2,431     $2,507       $1,071       $1,247         $775
-----------------------------------------------------------------------------------------------------------------------
Ratio of net charge-offs during the period to average loans
 outstanding during the period                                  .08%       .09%         .27%         .75%         .55%
-----------------------------------------------------------------------------------------------------------------------

Investment Activities

         The Bank is required by federal regulations to maintain minimum levels of liquid assets. See "Regulatory Matters--Federal Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity." The Bank considers such factors as liquidity, yields, interest rate exposure, and general economic conditions in determining the composition of its investments portfolio. As of December 31, 1995 the Company had cash and cash equivalents of $54.4 million and investments of $10.6 million representing, in the aggregate, 21% of its total assets. See Note 3 of Notes to Consolidated Financial Statements.

Deposits

         The Bank offers a variety of deposit programs, including NOW accounts, money market deposit accounts, statement savings accounts, and variable-or fixed-rate certificates of deposit with maturities ranging from 30 days to five years. The principal difference among certificate accounts relate to minimum balance, term, interest rate, and method of compounding.

         As of December 31, 1995, certificate accounts in the amount of $100,000 or more amounted to approximately $15.2 million representing 6.8% of total deposits. This amount slightly increased from $14.7 million at March 31, 1995, but remains flat as a percent of total deposits.

         The following tables set forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:

==========================================================================================================================
                                        December 31,                                  March 31,

                                            1995                          1995                          1994

                                          Weighted   Percent            Weighted   Percent            Weighted   Percent

                                          Average    Of Total            Average   Of Total            Average   Of Total

                                 Amount  Stated Rate Deposits  Amount  Stated RateDeposits   Amount  Stated RateDeposits

--------------------------------------------------------------------------------------------------------------------------
                                                                 (dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
Passbook and statement accounts  $19,699      2.55%     8.75%   $19,395     2.45%     8.44%   $19,885     2.40%    12.69%

Commercial checking accounts      25,391               11.28     26,149              11.38      6,027               3.85

Money Market deposit accounts     14,536      2.88      6.46     14,581     2.45      6.35     12,217     2.40      7.80

NOW accounts                      28,202      1.50     12.53     26,688     2.00     11.62     25,498     2.00     16.28

30-90 day Certificates of deposit  2,145      3.71       .95      2,974     4.13      1.30      3,201     2.85      2.04

6-9 month Certificates of deposit 27,465      4.91     12.20     42,011     5.75     18.28     26,041     3.34     16.62

12-18 month Certificates
 of deposit                       79,618      5.79     35.38     74,090     5.43     32.25     46,023     3.79     29.38

2-year Certificates of deposit     5,471      5.18      2.43      7,464     4.48      3.25      9,482     4.44      6.05

3-year Certificates of deposit     2,794      5.77      1.24      1,656     4.99       .72      1,309     4.79       .84

5-year Certificates of deposit    13,065      5.89      5.81     13,597     5.76      5.92      6,075     6.10      3.88

Jumbo certificates
 (varying maturities)              6,673      6.63      2.97      1,130     5.58       .49        893     4.54       .57

--------------------------------------------------------------------------------------------------------------------------
TOTAL DEPOSITS                  $225,059      4.02%   100.00%  $229,735     4.00%   100.00%  $156,651     3.11%   100.00%
--------------------------------------------------------------------------------------------------------------------------

         The following table sets forth the deposit activity of the Bank for the periods indicated:

-----------------------------------------------------------------------------------------------------------------------
                                   Nine Months Ended,                           Years Ended
                                         December 31,                            March 31,
                                                 1995             1995            1994             1993           1992
-----------------------------------------------------------------------------------------------------------------------
                                                                  (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------
Deposit Activity
Net (withdrawals) deposits (1)               $(5,521)          $68,303          $7,097          $24,212           $956
Interest credited (2)                            845             4,781           3,643            4,350          6,524
-----------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in deposits          $(4,676)          $73,084         $10,740          $28,562         $7,480
-----------------------------------------------------------------------------------------------------------------------

(1) Includes $30.3 million of deposits acquired in connection with a branch purchase and $58.1 million and $41.8 million of deposits acquired in connection with mergers in years ended March 31, 1995 and 1993, respectively.
(2)      Excludes interest paid directly to account holders.

         The following table presents, by stated interest rate ranges, the amount of certificates of deposits outstanding (in thousands) at December 31, 1995 and the periods to maturity of the certificates of deposits by the stated interest rate ranges at December 31, 1995:

====================================================================================================================================
                                                                                                         December 31, 1995

                 December 31,                     March 31,                   0-6          7-12       13-18       19-24

                    1995        1995      1994        1993        1992       Months       Months      Months      Months  Thereafter
------------------------------------------------------------------------------------------------------------------------------------
Up to 4.00%        $3,490      $7,768   $71,641     $62,060      $3,188      $1,743                                         $1,747

4.01 to 5.00%      33,810      37,616    14,415      11,404      30,466      24,015       $7,959        $590        $445       801

5.01 to 6.00%      55,888      48,575     4,180       9,258      22,998      25,633       17,297       3,131       4,455     5,372

6.01 to 7.00%      38,049      44,725     1,237       4,382      14,144      28,821        3,904       1,735         176     3,413

Over 7.01%          5,994       4,238     1,551       3,102       3,277       2,620        3,025         252                    97
------------------------------------------------------------------------------------------------------------------------------------
TOTAL            $137,231    $142,922   $93,024     $90,206     $74,073     $82,832      $32,185      $5,708      $5,076   $11,430
------------------------------------------------------------------------------------------------------------------------------------
% of Total           100%                                                       60%          23%          4%          4%        9%
------------------------------------------------------------------------------------------------------------------------------------

Borrowings

         The Bank generally may borrow from the FHLB upon the security of the capital stock of the FHLB owned by the Bank, certain of its home mortgages, and certain other assets (principally obligations of, or guaranteed by, the United States Government or a federal agency). Several credit options are made available to banks from time to time by the FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has specified maturity and either a fixed or a variable interest rate determined by the FHLB. Rates offered for variable interest FHLB borrowings are set from time to time by the FHLB. FHLB policy prescribes the acceptable use to which the proceeds of such borrowings may be used. As of December 31, 1995, the Bank had $25 million in such borrowings outstanding.

         FHLB advances are collateralized by FHLB stock and mortgage loans pledged in accordance with an agreement the Bank entered into with the FHLB. In accordance with the agreement, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $42 million, $44 million and $48 million at December 31, 1995 and March 31, 1995, and 1994, respectively.

         From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to an independent safekeeping agent, securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the customer, broker or dealer a variable rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the Bank. The amounts of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of December 31, 1995, the Bank had $2.4 million outstanding in repurchase agreements.

         The following tables present selected information on borrowings:

===================================================================================================================================
                                           Nine Months Ended,                             Years Ended,

                                                 December 31,                               March 31,
-----------------------------------------------------------------------------------------------------------------------------------
SHORT TERM BORROWINGS:                                   1995        1995              1994             1993             1992
-----------------------------------------------------------------------------------------------------------------------------------
FHLB Advances:

Amounts outstanding at end of year                    $25,000           $15,000          $20,000

Weighted average rate at end of year                    5.63%             6.15%            3.86%

Maximum amount outstanding at any month end            25,000            20,000           40,000                          $13,000

Approximate average amount outstanding during           7,939            16,000           15,000                            3,331
year

Approximate weighted average rate for year              5.78%             4.71%            3.45%                            8.25%
-----------------------------------------------------------------------------------------------------------------------------------
OTHER BORROWED MONEY:

Amounts outstanding at end of year                     $2,350            $2,748

Weighted average rate at end of year                    5.05%             5.96%

Maximum amount outstanding at any month end             2,651             2,748

Approximate average outstanding during year             2,385               663

Approximate weighted average rate for year              5.15%             5.60%
-----------------------------------------------------------------------------------------------------------------------------------

Competition

         The Bank experiences strong competition both in attracting deposits and originating loans in its South Florida market area. Direct competition for deposits comes from other commercial banks, savings and loan associations, credit unions, money market funds and other providers of financial services and is significant largely due to the desire of financial institutions to access the high proportion of retirees who live in South Florida and have average liquid assets . The Bank competes with other commercial banks, savings and loan associations, and credit unions for loans. In addition, mortgage banking companies are competitors for residential real estate loans. Many of these competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, less regulatory burdens, less capital requirements and larger employee bases than the Bank. The primary methods used to attract deposit accounts include interest rates, variety and quality of services, convenience of branches and advertising and promotions. The Bank competes for loans through interest rates, loan fees and efficient, quality service provided to customers.

Employees

         The Company employed approximately 145 persons as of December 31, 1995. None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

                                                    REGULATION

         The Bank converted its charter during November 1995 from a federal savings bank to that of a commercial bank organized under the laws of the State of Florida and became a member of the Federal Reserve Bank of Atlanta. Contemporaneously, the Company become a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA") subsequent to the approval of the Board of Governors of the Federal Reserve System ("FRB"). In anticipation of the proposed conversion of the Bank to a commercial bank, in July 1995, the Company changed its fiscal year-end from March 31 to December 31. Upon conversion of the Bank to a commercial bank and the Company becoming a bank holding company subject to regulation under the BHCA, the Bank became subject to regulation by the State of Florida and the FRB, and the Company became subject to regulation by the FRB.

         Bank holding companies and banks are extensively regulated under both federal and state law. These laws and regulations are intended to protect depositors, not shareholders. Under the BHCA, the activities of bank holding companies are limited to business so closely related to banking, managing or controlling banks as to be properly incident thereof. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those previously required of the Bank as a federal savings bank. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and the prospects of the Company and the Bank.

         Subsequent to the conversion of the Bank to a commercial bank and the Company becoming a bank holding company subject to regulation under the BHCA, most of the regulations to which the Bank was subject as a federal savings bank remained materially unchanged, such as capital requirements, transactions with affiliates and insurance of accounts and other assessments. The Bank continues to be eligible for Federal Home Loan Bank ("FHLB") advances, which eligibility varies based on FHLB requirements. The Bank is permitted to originate and invest in commercial and consumer loans without limitation as to percentage of assets, and has liquidity requirements which are greater than those which were applicable to it as a federal savings bank.

         Recent Legislation

         A number of pieces of legislation have recently been enacted, and implementing regulations adopted, which affect the Company and the Bank.

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August 1989. FIRREA contains major regulatory reforms which include stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and removes all interstate barriers on such bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

         FRB policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Under FIRREA, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks would likely be unsecured and subordinated to such bank's depositors, and perhaps to other creditors of the bank.

         The FRB, the Florida Department of Banking and Finance ("FDBF") and the FDIC collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

         Section 914 of FIRREA requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or (iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

         The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which recapitalized the Bank Insurance Fund ("BIF") of the FDIC and imposed certain supervisory and regulatory reforms on insured depository institutions, was enacted on December 19, 1991. In addition to certain matters affected by various provisions of FDICIA discussed elsewhere herein, the federal banking agencies prescribed minimum operational standards with respect to asset quality, earnings, compensation arrangements and minimum ratios of market-to-book value. Institutions failing to meet the operational standards are required to submit corrective plans and are subject to sanctions for failure to submit or comply with a plan. The acceptance and renewal of brokered deposits is limited to well-capitalized institutions.

         In addition, FDICIA and regulations promulgated thereunder (i) require annual audits by independent public accountants for all insured institutions with assets in excess of specified levels; (ii) require the formation of independent audit committees of the board of directors of certain insured depository institutions; and (iii) impose annual on-site examinations on all depository institutions except those well-capitalized institutions with assets of less than $100 million. FDICIA also required the establishment of a risk-based deposit insurance assessment system.

         The FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under the FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions.

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

         An institution will be designated adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination). An institution will be designated undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a core risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination). An institution will be designated significantly under-capitalized if the institution has a total risk-based capital ratio that is less than 6%, a core risk- based capital ratio that is less than 3%, or a leverage ratio that is less than 3%. An institution will be designated critically under-capitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         Inasmuch as the Bank exceeds the fully phased-in capital requirements of the FRB, management of the Company does not believe that the provisions of the FDICIA imposing restrictions on undercapitalized institutions will impact the Bank.

         Pursuant to FDICIA, the FRB and the other federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards. These guidelines became effective on March 19, 1993.

         The FDICIA also contains the Truth in Savings Act. The FRB adopted Regulation DD under the Truth in Savings Act that was effective on June 21, 1993. The purpose of the Truth in Savings Act is to require the clear and uniform disclosure of the rates of interest which are payable on deposit accounts by depository institutions and the fees that are assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies are permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date. States cannot enact laws opting out of this provision; however, states may adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

         In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

         The Interstate Banking Act also expands former exemptions from the requirement that banks be examined on a 12-month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

         Prior to the enactment of the Interstate Banking Act, Florida enacted the Florida Reciprocal Banking Act (the "Florida Act") which took effect on May 1, 1995. Under the Florida Act, only banks that have been in existence for two years or more may be acquired by out-of-state bank holding companies pursuant to the Interstate Banking Act and interstate branching is expressly prohibited. The Interstate Banking Act, however, will negate Florida's prohibition on branching unless Florida expressly opts out of the Interstate Banking Act's branching provisions. Legislation is currently pending in the Florida legislature which would provide for Florida to opt in to such branching provisions.

         At this time, the Company is unable to predict how the Interstate Banking Act and the Florida Act may affect its operations.

         Transactions With Affiliates. The authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), member banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions").

         With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who exercise a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

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

         Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("Principal Shareholders") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareholders), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareholders or which is controlled by such executive officers, directors or Principal Shareholders are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O).

         Among other things, these loans must be made on terms substantially the same as those prevailing on transactions made to unaffiliated individuals and certain extensions of credit to such persons must first be approved in advance by a disinterested majority of the entire board of directors. Section 22(h) of the FRA prohibits loans to any such individuals where the aggregate amount exceeds an amount equal to 15% of an institution's unimpaired capital and surplus plus an additional 10% of unimpaired capital and surplus in the case of loans that are fully secured by readily marketable collateral, or when the aggregate amount on all such extensions of credit outstanding to all such persons would exceed the Bank's unimpaired capital and unimpaired surplus.
Section 22(g) identifies limited circumstances in which the Bank is permitted to extend credit to executive officers.

         Insurance of Accounts and Other Assessments. The Bank's deposit accounts are insured by both the Savings Association Insurance Fund ("SAIF") and BIF of the FDIC to a maximum of $100,000 for each insured depositor. The federal banking agencies require an annual audit by independent accountants of the Bank and make their own periodic examinations of the Bank. They may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund.

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

         The FDIC has recently adopted several amendments to the BIF risk-based assessment schedule which lowers the deposit insurance assessment for most commercial banks and other depository institutions with deposits insured by the BIF. At the same time, the FDIC has indicated it anticipates that the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will not fall below the current 0.23% of insured deposits before the year 2002. The situation is primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

         In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. In the second half of 1995, the FDIC voted to further reduce the BIF assessment schedule to eliminate assessments on most BIF deposits as of January 1, 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000. With respect to SAIF deposits, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF deposits of 23 to 31 basis points. As of December 31, 1995, 77% of the deposits of the Bank were insured by the SAIF, and the remaining 23% were insured by the BIF. As long as the premium differential continues, it may have adverse consequences for the Bank, since its deposit base is primarily SAIF-insured. Such consequences may include reduced earnings and an increase in the cost of raising funds in the capital markets. In addition, SAIF members, such as the Bank, could be placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

         Legislation is pending in the United States Congress to mitigate the effect of the BIF/SAIF premium disparity. Under the legislation, a special assessment would be imposed on the amount of SAIF deposits held by institutions, including the Bank, to recapitalize the SAIF fund. The amount of the special assessment would be left to the discretion of the FDIC but is generally estimated at approximately 85 basis points of insured deposits as of a certain date. The legislation would also require that the BIF and the SAIF be merged by January 1, 1998, provided that subsequent legislation is enacted requiring savings associations to become banks, and that the FICO payments be spread across all BIF and SAIF members. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such a fee will be enacted, or if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

         A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF would likely have an adverse effect on the operating expenses and results of operations of the Bank. If a special assessment of 85 basis points were imposed on the Bank's SAIF deposits as of December 31, 1995, the Bank's earnings would be reduced by approximately $936,000, net of taxes, which would be accrued during the period final legislation was passed.

         Regulation of Bank Holding Company

         As a result of its ownership of the Bank, the Company is registered as a bank holding company and is regulated by the FRB under the BHCA. The Company is required to file with the FRB annual reports and other information regarding its business operations and those of its subsidiary. The FRB exercises this regulation of the Company through authority delegated to the Federal Reserve Bank of Atlanta.

         The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares) or (iii) merge or consolidate with any other bank holding company.

         Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         FRB policy has required a bank holding company to act as a source of financial strength and to take measures to preserve and protect its bank subsidiary.

         The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. Bank holding companies and their subsidiary state-chartered member banks are required to comply with FRB's risk-based capital guidelines. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under these guidelines assets and off balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

         Effective December 31, 1993, the minimum ratio of total capital to risk-weighted assets (including certain off-balance sheet activities, such as standby letters of credit) for bank holding companies is 8%. "Tier I Capital," particularly consisting of common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

         In computing total risk-weighted assets, bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S.
Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

         The FRB has also adopted regulations which supplement the risk-based guidelines and require bank holding companies to maintain a minimum leverage ratio of 3% Tier I Capital to total assets less goodwill (the "leverage ratio"). The FRB emphasized that the 3% leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite regulatory rating of 1 under the regulatory rating system for banks. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

         A bank which fails to meet minimum capital requirements may be subject to a capital directive which is enforceable in the same manner and to the same extent as a final cease and desist order, and must submit a capital plan within 60 days to the FDIC. If the leverage ratio falls to 2% or less, the bank may be deemed to be operating in an unsafe or unsound condition, allowing the FDIC to take various enforcement actions, including possible termination of insurance or placing the institution into receivership or conservatorship.

         It should be noted that the minimum ratios referred to above are merely guidelines and the FRB possesses the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks.

         At December 31, 1995, the Company exceeded minimum capital requirements. At December 31, 1995, the Company's capital to risk-weighted assets was 23.0% and Tier I Capital to risk-weighted assets was 19.3%. At December 31, 1995, the Company's leverage ratio was 13.5%, which also exceeded the minimum requirements. The Company currently exceeds the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company is unaware of any violation or alleged violation of these regulations, policies or directives.

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

         Regulation of the Bank

         The Bank is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF. The Bank is a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the FRB. The deposit accounts of the Bank are insured by the FDIC which gives the FDIC certain enforcement powers over the Bank. Various consumer laws and regulations also affect the operations of the Bank including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

         The FDBF supervises and regulates all areas of the Bank's operations including, without limitation, making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches.


         As a state chartered banking institution in the State of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations and to provide various other banking services on behalf of the Bank's customers.

         In addition, FDICIA prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank may, however, engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

         The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1,557,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.

         Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.


         The Bank is member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), an agency created by FIRREA. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. The Bank, as a member of the Atlanta-FHLB, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets or
(iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. The Bank is in compliance with this requirement.

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

         The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be predicted.

         The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The FRB may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

         In addition, Florida law also places certain restrictions on the declaration of dividends from state chartered banks to their holding companies. Pursuant to Section 658.37 of the Florida Banking Code, the Board of Directors of state chartered banks, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, may quarterly, semi-annually or annually declare a dividend of up to the aggregate net profits of that period combined with the bank's retained net profits for the preceding two years and, with the approval of the FDBF, declare a dividend from retained net profits which accrued prior to the preceding two years. Before declaring such dividends, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the bank until this fund becomes equal to the amount of the bank's common stock then issued and outstanding. A state chartered bank may not declare any dividend if (i) its net income from the current year combined with the retained net income for the preceding two years is a loss or (ii) the payment of such dividend would cause the capital account of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the FDBF or a federal regulatory agency.

Item 2.  Properties

         The Bank operates ten full-service branches of which three of the facilities are owned and seven are leased. The Bank owns an office building in West Palm Beach, Florida which houses its corporate office headquarters and a full-service branch. Two-thirds of the building serves as the Company's corporate headquarters which includes the Bank's loan servicing, item processing, proof-of-deposit, accounting, and administration departments as well as a loan production and branch depository facility. The remaining office space is fully leased to unaffiliated parties. Net book value for office buildings and land was approximately $5.6 million at December 31, 1995.

         The Bank leases seven full-service branches in Palm Beach County, Florida, of which four branches were acquired in connection with the Banyan and Governors mergers.

Item 3.  Legal Proceedings

         In the ordinary course of business, the Company or the Bank may be involved in litigation from time to time. At present, neither the Company nor the Bank is a party to any pending material legal proceedings, nor is management aware of any such material actions threatened against the Company or the Bank.

Item 4.  Submission of Matters to a Vote of Security Holders

         During the third quarter of the nine months ended December 31, 1995, the Company did not submit any matter to a vote of security holders.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

MARKET PRICE AND DIVIDENDS

         The Common Stock of the Company, par value $.01 per share, is traded on the over-the-counter market and is listed on NASDAQ under the symbol RSFC. The table sets forth the high and low sales prices for the common stock as reported by NASDAQ.

                                                                                  SALES PRICE
================================================================================================================================
                                                     NINE MONTHS ENDED DECEMBER 31,               YEAR ENDED MARCH 31,

                                                                  1995                                    1995
--------------------------------------------------------------------------------------------------------------------------------
                                                        High                 Low                High                Low

First quarter ended June 30                             $5 3/8               $4 1/8             $4 1/4            $3 3/8

Second quarter ended September 30                       $6 1/4               $4 3/4             $4 1/2            $3 3/4

Third quarter ended December 31                         $6 1/8               $5 1/8             $4 3/8            $3 1/4

Fourth quarter ended March 31                                                                   $4 3/8            $3 3/4
--------------------------------------------------------------------------------------------------------------------------------

          As of February 9, 1996 the number of record holders of the common stock was approximately 2,500.

         Currently the Company has fourteen market makers in its common stock:

          Advest, Inc.                          Allen C. Ewing & Co.
          Fuhnestock & Co., Inc.                F. J. Morrissey & Co., Inc.
          Herzog, Heine, Geduld, Inc.           J. W. Charles Securities, Inc.
          Jameson DeWitt & Associates           Mayer & Schweitzer, Inc.
          Nash, Weiss & Company                 Robert W. Baird & Co., Inc.
          Ryan Beck & Co., Inc.                 Sherwood Securities Corp.
          Sterne, Agee & Leach, Inc.            William R. Hough & Co.

         The Board of Directors has declared cash dividends for shareholders for twelve consecutive quarters as follows:

================================================================================
    Declaration                   Record                        Per Share

    Date                          Date                           Dividend
--------------------------------------------------------------------------------
    April 21, 1993                May 15, 1993                      $.01

    July 21, 1993                 August 2, 1993                     .01

    October 20, 1993              November 1, 1993                   .01

    January 26, 1994              February 15, 1994                  .01

    April 27, 1994                May 20, 1994                       .01

    July 27, 1994                 August 19, 1994                    .01

    October 26, 1994              November 10, 1994                  .02

    February 3, 1995              February 16, 1995                  .02

    April 26, 1995                May 15, 1995                       .02

    July 26, 1995                 August 14, 1995                   .025

    November 6, 1995              November 17, 1995                 .025

    February 20, 1996             March 4, 1996                     .025
--------------------------------------------------------------------------------

         On August 12, 1991, January 27, 1992, April 1, 1993, and January 21, 1994, the Company issued a common stock dividend of 10%, 5%, 10% and 5%, respectively.

         Future payment of dividends will be subject to determination and declaration by the Board of Directors. See Note 11 to the audited consolidated financial statements for discussion of restrictions on dividend payments.

Item 6.  Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA
===============================================================================================================================
                                                       NINE MONTHS ENDED

                                                         DECEMBER 31,                      YEAR ENDED MARCH 31,

(Amounts in thousands, except per share amounts)             1995                 1995        1994         1993         1992
-------------------------------------------------------------------------------------------------------------------------------
Summary of Operating Results:
Interest income                                            $16,035              $16,288     $12,487      $11,237      $11,366

Interest expense                                             7,775                7,397       5,512        4,560        6,950
-------------------------------------------------------------------------------------------------------------------------------
Net interest income                                          8,260                8,891       6,975        6,677        4,416

Provision for loan losses                                      100                  200         214        1,003          704
-------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          8,160                8,691       6,761        5,674        3,712

Non-interest income                                          3,428                2,999       4,389        3,058        3,812

Operating expenses                                           8,442                9,860       8,739        6,932        6,266
-------------------------------------------------------------------------------------------------------------------------------
Income before income tax,
extraordinary item and accounting change                     3,146                1,830       2,411        1,800        1,258

Income taxes                                                 1,169                  663         818          582          466
-------------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and accounting change       1,977                1,167       1,593        1,218          792

Extraordinary item                                                                                                        278

Change in accounting for income taxes                                                           500
-------------------------------------------------------------------------------------------------------------------------------
Net income                                                  $1,977               $1,167      $2,093       $1,218       $1,070
-------------------------------------------------------------------------------------------------------------------------------
Per Share Data

Primary earnings per common share:

   Income before extraordinary item


      and change in accounting for income taxes               $.32                 $.23        $.42         $.50         $.42
===============================================================================================================================
Net income                                                    $.32                 $.23        $.55         $.50         $.55
===============================================================================================================================
Fully diluted earnings per common share                       $.25                 $.23        $.55         $.50         $.55
===============================================================================================================================
Average common shares and common stock
 equivalents outstanding:

   Primary                                                   5,175                4,474       3,927        2,895        2,389

   Fully diluted                                             7,797                5,470       4,424        2,895        2,389
===============================================================================================================================
Book value per common share                                  $4.75                $4.19       $4.08        $4.31        $3.85

Dividends per common share                                    $.07                 $.07        $.04
-------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED SELECTED FINANCIAL DATA (Continued)
====================================================================================================================================
                                                     AT OR FOR THE                               AT OR FOR THE

                                                   NINE MONTHS ENDED                               YEAR ENDED

                                                      DECEMBER 31,                                 MARCH 31,

(Amounts in thousands, except per share data)  1995                         1995           1994 (a)       1993          1992 (a)
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:

At period end:

Total assets                                             $303,661               $280,039       $206,637      $169,474       $135,330

Investments                                                10,622                 14,103         24,481           248            248

Loans (b)                                                 219,187                230,447        156,365       127,257         99,745

Allowance for loan losses                                   2,431                  2,507          1,071         1,247            775

Total deposits                                            225,059                229,735        156,651       145,911        117,349

Borrowed money                                             27,350                 19,733         21,995         2,000          2,000

Shareholders' equity                                       43,834                 20,446         19,648        10,793          7,104

Shares outstanding                                          6,588                  3,653          3,610         1,942          1,455
------------------------------------------------------------------------------------------------------------------------------------
Average Balances:

Assets                                                   $272,270               $229,731       $185,764      $133,754       $132,571

Stockholders' equity                                       27,280                 20,446         16,574         8,358          6,670

Interest-earning assets                                   250,690                208,994        173,756       122,257        120,101

Interest-bearing liabilities                              217,970                185,742        154,371       108,357        107,532
------------------------------------------------------------------------------------------------------------------------------------
Other data:

Return on average assets                                     .97%                   .50%          1.13%          .91%           .81%

Return on average shareholders' equity                      9.65%                  5.82%         12.63%        14.57%         16.04%

Average shareholders' equity to average total assets       10.00%                  8.60%          8.92%         6.25%          5.03%

Shareholders' equity to total assets                       14.44%                  7.30%          9.50%         6.40%          5.25%

Net interest spread                                         3.77%                  4.00%          3.60%         5.00%          3.00%

Net interest margin                                         3.39%                  4.25%          4.01%         5.50%          3.10%

Non-performing loans (c)                                   $2,422                 $2,427         $1,357        $3,193         $1,627

Non-performing assets (c)                                  $3,762                 $3,436         $3,228        $4,125         $5,395

Non-performing loans to total loans                         1.12%                  1.04%           .87%         2.53%          1.64%

Non-performing assets to total assets                       1.24%                  1.23%          1.56%         2.43%          3.99%

Allowance for loan losses to total loans                    1.11%                  1.09%           .69%          .98%           .78%

Net charge-offs to average loans                             .08%                   .09%           .27%          .75%           .55%

Efficiency ratio (d)                                          72%                    83%            77%           71%            76%

Dividend payout ratio (e)                                     22%                    30%             7%

Number of full-service offices                                  8                      7              5             5              3

Loan servicing portfolio (in millions)                       $307                   $323           $189          $267           $402


------------------------------------------------------------------------------------------------------------------------------------

(a)  Ratios for the year ended March 31, 1994 include a $500,000 cumulative effect of change in accounting for income taxes where appropriate. Ratios for the year ended March 31, 1992 include an extraordinary item benefit of $278,000 where appropriate.
(b)  Net of deferred loan fees, purchased loan discounts and premiums and undisbursed loans-in-process.
(c)  Non-performing loans are loans contractually past due 90 days or more placed on non-accrual.  Non-performing assets include non-performing loans and other real estate owned.
(d)  The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income.
(e)  Dividend payout ratio is calculated by dividends declared per share dividend by net income per share.

QUARTERLY FINANCIAL DATA
=============================================================================================================================
                                                                        For the Nine Months Ended December 31, 1995

                                                                          First               Second                  Third

(Amounts in thousands except per share data)                            Quarter              Quarter                Quarter
-----------------------------------------------------------------------------------------------------------------------------
Interest income                                                          $5,320               $5,454                 $5,261

Interest expense                                                          2,712                2,704                  2,359
-----------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       2,608                2,750                  2,902

Provision for loan losses                                                    25                   50                     25
-----------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                       2,583                2,700                  2,877

Non-interest income                                                         914                1,367                  1,147

Operating expense                                                         2,679                2,896                  2,867
-----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  818                1,171                  1,157

Provision for income taxes                                                  291                  421                    457
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $527                 $750                   $700
-----------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:

Primary earnings per common share                                          $.10                 $.15                   $.09

Fully diluted earnings per common share                                     .10                  .13                    .08

Dividends per common share                                                  .02                 .025                   .025

Average common shares and common stock equivalents outstanding

   Primary                                                                4,459                4,629                  6,120

   Fully diluted                                                          5,452                5,610                  8,731
-----------------------------------------------------------------------------------------------------------------------------

================================================================================================================================
                                                                           For the Year Ended March 31, 1995

                                                                  First             Second             Third            Fourth

(Amounts in thousands except per share data)                    Quarter            Quarter           Quarter           Quarter
--------------------------------------------------------------------------------------------------------------------------------
Interest income                                                  $3,361             $3,624            $4,051            $5,252

Interest expense                                                  1,509              1,539             1,861             2,488
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                               1,852              2,085             2,190             2,764

Provision for loan losses                                            75                 75                25                25
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses               1,777              2,010             2,165             2,739

Non-interest income                                                 854                602               742               801

Operating expense                                                 2,211              2,138             2,407             3,104
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                          420                474               500               436

Provision for income taxes                                          155                170               180               158
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                         $265               $304              $320              $278
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:

Net income per common share                                        $.05               $.06              $.06              $.05

Average common shares and common stock equivalents outstanding    4,480              4,489             4,466             4,485
--------------------------------------------------------------------------------------------------------------------------------




Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

Corporate Overview

         Republic Security Financial Corporation is a commercial bank holding company headquartered in West Palm Beach, Florida. The Company's principal business is the operation of Republic Security Bank, a state chartered commercial bank. With nine full-service branches located in Palm Beach County, Florida and one full-service branch in Dade County, Florida, the Bank serves primarily Palm Beach County.

         Over the past several  years,  the Bank has  transitioned  its business from  traditional  thrift  activities  to those of a  commercial  bank.  The new
business  strategy   included  a  concentration  on  commercial,   consumer  and
construction  lending while maintaining a residential  mortgage banking presence and a concentration on business and personal  transaction accounts and increased non interest  income from loan and deposit  service  fees. On November 30, 1994, the Bank acquired  Governors Bank, a commercial bank  headquartered in West Palm
Beach with a  concentration  on the types of loans and deposits  targeted by the
Bank.  Total assets  acquired in  connection  with the merger was  approximately
$64.31 million.

         Consistent with the Bank's shift in business focus, on November 6, 1995, the Company and the Bank received all necessary federal and state regulatory approvals and converted to a commercial bank holding company and a State of Florida chartered commercial bank. On July 26, 1995, as a consequence of the Bank's charter conversion, the Company and the Bank changed its fiscal year ends from March 31 to December 31.

         On December 15, 1995 the Bank  purchased  the West Palm Beach office of
Century Bank, a thrift chartered bank, which provided a larger customer base when combined with the existing Republic Bank branch in the same vicinity and other key economic benefits to the Bank. On January 19, 1996, the Bank acquired
Banyan Bank, a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. In addition to acquiring commercial bank loans and deposit portfolios, the acquisition provides Republic with a geographic presence in South Palm Beach County. Total assets acquired in connection with the merger was approximately $54.0 million. The results of the Banyan acquisition are not included in the Company's Consolidated Financial
Statements as the acquisition date was subsequent to the Company's year end.

         Looking forward, the Bank's business strategy is to continue its (i) focus in commercial and consumer lending while maintaining a presence in the residential mortgage market, (ii) emphasis on residential construction lending,
(iii) emphasis on business and personal transaction accounts, (iv) focus on non-interest income from loan and deposit service fees, (v) development and implementation of new products and services, and (vi) growth through a combination of bank and branch acquisitions, as well as de novo expansion of the branch network and to achieve a higher profile through additional strategically located banking offices and increased marketing efforts.

Results of Operations

         The   following  is  a  discussion   and  analysis  of  the   Company's
consolidated results of operations.  The Company's operating results include the results of Governors  Bank since  November 30, 1994. The discussion and analysis should  be  read  in  conjunction  with  the  Company's  consolidated  financial statements and corresponding notes included elsewhere in this report.

         The  Company's  net income for the nine months ended  December 31, 1995 was  $1,977,000  compared  with net income of $889,000 for the nine months ended
December 31, 1994.  Net income per common share was $.32 on a primary  basis and
$.25 on a fully  diluted  basis for the nine  months  ended  December  31,  1995 compared to $.18 per common  share on both primary and fully  diluted  basis for the nine months ended December 31, 1994. The increase in net income for the nine months ended  December 31, 1995  compared to the nine months ended  December 31,
1994 is primarily due to increases of approximately $2.1 million in net interest income and $1.2 million in non-interest income



offset by increases of approximately $1.7 million in non-interest expense and $664,000 in income tax expense.

         The Company's net income decreased by $926,000 from $2.1 million for the year ended March 31, 1994 to $1.2 million for the year ended March 31, 1995.
Earnings per share declined to $0.23 in 1995 from $0.42 in 1994 (before the cumulative effect of a change in accounting principle). Net income for the year ended March 31, 1994 included a $500,000 ($.13 per share) cumulative effect of a change in accounting principle related to the adoption of SFAS No. 109. The decrease in earnings for 1995 of $426,000, excluding the cumulative effect of a change in accounting principle, is primarily due to increases of $1.92 million in net interest income and $1.30 million in other non-interest income and service charges on deposit accounts which were more than offset by a decrease of $2.48 million in gain on sale of loans and servicing and mortgage trading income, a $200,000 loss on trading account investments, and an increase of $1.12 million in operating expenses.

         The Company's net income increased $875,000 to $2.1 million for the year ended March 31, 1994 from $1.2 million for the year ended March 31, 1993.
The 1994 results included a $500,000 cumulative effect of a change in accounting principle related to the adoption of SFAS No. 109. Earnings per share, however, declined to $0.42 in 1994 (excluding the $0.13 per share gain from the cumulative effect of a change in accounting principle) from $0.50 in 1993. The decline in net income per share is the result of an increase in shares outstanding as a result of the Company's offering of 1,150,000 shares of Common
Stock and 402,500 shares of Series A Preferred Stock which was completed in September 1993.

         As a result of the downsizing of the mortgage banking operations in January 1995, the Company's future results of operations will depend to a significant extent on the level of its net interest income, which is the difference between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income is determined primarily by interest rate spread and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net Interest Income

         Net  interest  income  for the nine  months  ended  December  31,  1995 increased  $2.1 million or 35% from the nine months ended  December 31, 1994 due primarily to an increase of $4.6 million in interest income on loans,  offset by an increase of $2.7 million in interest expense on certificates of deposit.  The
average  interest-earning  assets  and  average   interest-bearing   liabilities
increased  during the nine months ended December 31, 1995 compared with the nine months ended  December 31, 1994  primarily due to the  acquisition  of Governors
Bank. In addition the Bank's net interest margin increased to 4.39% for the nine months ended December 31, 1995 from 4.07% for the nine months ended December 31,
1994,  primarily as a result of a change in the  composition  of the Bank's loan portfolio.  The composition of the Bank's loan portfolio  changed as a result of the Governors merger to reflect an increase in consumer, commercial business and
commercial   real  estate  loans  which   generally  are  higher  yielding  than
residential mortgage loans.

         Net interest income increased by 27% to $8.9 million for the year ended
March 31,  1995  compared  to $7.0  million  for the year ended  March 31,  1994 primarily  due to an increase in interest  income on loans of $3.7  million as a result  of an  increase  in loan  volume  during  1995,  partially  offset by an increase in interest expenses of $1.9 million due to an increase in the rate and volume of interest-bearing liabilities. The increase in loan volume for the year ended March 31, 1995  compared to the year ended March 31, 1994 is  attributable to an increase in  commercial  and  consumer  loan  originations  as well as the
Governors  acquisition  on November 30, 1994.  Net interest  income for the year ended March 31, 1994 remained relatively flat compared with the year ended March
31, 1993 as the increase in loan and deposit volumes were offset by the decrease in interest rates during the period.

Interest Income

         Interest income increased approximately $5.0 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The primary contributor to the increase in interest income is due to a $45.0 million increase in the average loan balances outstanding for the nine months ended  December 31, 1995 compared to the nine months ended  December
31, 1994 which  resulted in an  increase  in  interest  income of $3.5  million.
Approximately $1.1 million of the increase in interest income for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 resulted from an increase in the average rate earned on loans. The average investment balance increased approximately $6.7 million as a result of the Governors acquisition which was the primary reason for the increase in interest income on investments of $465,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994.

         The increases in loan volume and loan portfolio yield are the result of increased consumer and commercial loans due to the acquisition of Governors as well as an increase in these types of loan originations. Thirty six percent of the Bank's loan portfolio is comprised of consumer, commercial, and commercial real estate loans at December 31, 1995.

         Of the $3.8  million  increase in  interest  income for the year ending
March 31, 1995 compared to the year ending March 31, 1994, $2.9 million was attributable to an increase in interest-earning asset volume, and the remainder was due to an increase in average yield. The average yield on interest-earning assets increased from 7.2% in 1994 to 7.8% in 1995 primarily as a result of a larger portion of interest-earnings assets representing loans rather than lower yielding investments.

         Interest income increased approximately 10% or $1.2 million for the year ended March 31, 1994 compared to the year ended March 31, 1993. The increase is attributable to a $52 million increase in average interest-earning assets from $122 million at March 31, 1993 to $174 million at March 31, 1994.
Average interest-earning assets increased as a result of purchases of loans held for investment of $26 million and adjustable rate mortgage fund investments of $24 million. The increase in interest income was offset by a decrease in market interest rates during 1994.

Interest Expense

         In   line   with   management's    goals   the   average   balance   of
non-interest-bearing  deposits  increased  $10.5  million  to $18.6 for the nine months  ended  December  31, 1995 from $8.1  million  for the nine months  ended
December 31, 1994. However,  increases in the volume of certificates of deposits and the average rate paid on  certificates  of deposits  contributed to the $2.9 million increase in interest expense for the nine months ended December 31, 1995 compared  to the nine  months  ended  December  31,  1994.  An increase of $36.9 million in the  average  balance of  certificates  of  deposits  resulted  in an increase of $1.6 million in interest  expense while an increase in the rate paid on certificates of deposits increased interest expense $1.2 million for the nine months ended  December 31, 1995  compared to the nine months ended  December 31,
1994. The Governors  acquisition  resulted in an increase in average certificate of deposits of approximately $28.0 million.

         Of the $1.89  million  increase in interest  expense for the year ended
March 31, 1995, $1.1 million was a result of increased average volume of interest-bearing liabilities to $185.7 million in 1995 from $154.4 million in 1994 and $757,000 was due to an increase in the average rate on interest-bearing liabilities to 3.98% in 1995 from 3.57% in 1994. The primary contributor to these rates and volume increases was certificates of deposit.

         Of the $0.9  million  increase in  interest  expense for the year ended
March 31, 1994, $2.9 million was as a result of increased average volume of interest-bearing liabilities to $154.4 million in 1994 from $108.4 million in 1993 and a negative $2.0 million was due to a decreased average rate on interest-bearing liabilities to 3.57% in 1994 from 4.21% in 1993. The primary factor in these rates and volume increases was certificates of deposit.





NET INTEREST INCOME, AVERAGE BALANCE AND RATES:
====================================================================================================================================
                                         Nine Months Ended December 31,                     Year Ended March 31,
                             -------------------------------------------------------------------------------------------------------
                                         1995                      1994                     1995                     1994
                             -------------------------------------------------------------------------------------------------------
                               Average            Yield/  Average          Yield/  Average           Yield/  Average         Yield

(dollars in thousands)         Balance   Interest  Rate   Balance Interest  Rate   Balance  Interest  Rate   Balance Interest Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets

Interest-earning assets:

Loans                          $224,405   14,954   8.89% $179,256 10,380    7.72% $191,442  $15,254   7.97% $144,359 $11,525  7.98%

Interest-bearing deposits        12,985      339   3.48    14,639    379    3.45    10,743      462   4.30    14,113     300  2.13

Investments                      13,300      742   7.44     6,568    277    5.62     6,809      572   8.40    15,284     662  4.33
------------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets   250,690   16,035   8.53   200,463 11,036    7.34   208,994   16,288   7.79   173,756  12,487  7.19

Other assets                     21,580                    12,506                   20,737                    12,008
------------------------------------------------------------------------------------------------------------------------------------
Total                          $272,270                  $212,969                 $229,731                  $185,764
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and
  Shareholders' Equity:

Interest-bearing liabilities:

Savings deposits               $ 18,354      405   2.94% $ 19,228    460    3.19% $ 19,393   $  607   3.13% $ 19,168  $  545  2.84%

NOW accounts                     34,762      454   1.74    26,247    278    1.41    27,794      419   1.51    20,439     326  1.59

Money market accounts            12,958      312   3.20    12,334    308    3.30    14,067      437   3.11     7,825     368  4.70

Certificate of deposits         133,200    5,775   5.78    96,328  3,053    4.23   105,659    4,781   4.52    89,494   3,494  3.90

Borrowed money                   18,696      829   5.91    19,656    810    5.49    18,829    1,153   6.12    17,445     779  4.47
------------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing
  liabilities                   217,970    7,775   4.76   173,793  4,909    3.77   185,742    7,397   3.98   154,371   5,512  3.57
------------------------------------------------------------------------------------------------------------------------------------
Non-interest-bearing deposits    18,576                     8,126                   10,428                     8,243

Other liabilities                 8,444                    11,087                   13,115                     6,576

Shareholders' equity             27,280                    19,963                   20,446                    16,574
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and
 shareholders' equity          $272,270                  $212,969                 $229,731                  $185,764
------------------------------------------------------------------------------------------------------------------------------------
Net interest/income
  rate spread                             $8,260   3.77%          $6,127    3.57%            $8,891    3.81%          $6,975  3.62%
------------------------------------------------------------------------------------------------------------------------------------
Net average interest-earning

 assets/net interest margin    $ 32,720            4.39% $ 26,670           4.07% $ 23,252            4.25% $ 19,385          4.01%
------------------------------------------------------------------------------------------------------------------------------------
Ratio of average interest-

  earning assets to average

  interest-bearing liabilities    1.15X                     1.15X                    1.13X                     1.13X
------------------------------------------------------------------------------------------------------------------------------------


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

=============================================================================================================================
                                             NINE MONTHS ENDED                               YEAR ENDED MARCH 31,

                                       December 31, 1995 versus 1994                           1995 versus 1994
                                -------------------------------------------       -------------------------------------------
                                   Increase (decrease) due to change in:             Increase (decrease) due to change in:
                                -------------------------------------------       -------------------------------------------
                                    Average       Average         Net                 Average       Average         Net
                                     Rate         Volume        Change                 Rate         Volume        Change
-----------------------------------------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------
Interest income:

Loans - net                            $1,088        $3,486        $4,574                 $(23)        $3,752        $3,729

Interest-bearing deposits                  17          (57)          (40)                   307         (145)           162

Investments                                86           379           465                   622         (712)          (90)
-----------------------------------------------------------------------------------------------------------------------------
                                        1,191         3,808         4,999                   906         2,895         3,801
-----------------------------------------------------------------------------------------------------------------------------
Interest expense:

Savings deposits                         (27)          (28)          (55)                    55             7            62

NOW accounts                               56           120           176                  (18)           111            93

Money Market accounts                    (17)            21             4                 (125)           194            69

Certificates of Deposit                 1,164         1,558         2,722                   556           731         1,287

Borrowed money                             72          (53)            19                   289            85           374
-----------------------------------------------------------------------------------------------------------------------------
                                        1,248         1,618         2,866                   757         1,128         1,885
-----------------------------------------------------------------------------------------------------------------------------
Net Interest Income                     $(57)        $2,190        $2,133                  $149        $1,767        $1,916
-----------------------------------------------------------------------------------------------------------------------------

Provision for Loan Losses

         The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses. The amount of future provisions is a function of the ongoing evaluation of the allowance for loan losses which considers the characteristics of the loan portfolio, economic conditions, and other relevant factors.

         The provision for loan losses decreased $75,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. However, the allowance for loan losses as a percent of total loans remained relatively stable at 1.11% at December 31, 1995 compared to 1.12% at December 31, 1994. In addition, the amount of non-performing loans has decreased approximately $770,000 at December 31, 1995 compared to December 31, 1994. Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio including non-performing loans. Risk factors applied to the performing loan portfolio are based on the Bank's past 3 year loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. The amount of provision for loan losses is a function of management's evaluation of the allowance for loan losses. Based on the analysis of the allowance for loan losses at December 31, 1995, management believes the allowance is adequate.

         In accordance with the Bank's asset classification policy, non-performing loans (loans contractually past-due 90 days or more) are recorded at the lesser of the loan balance or estimated fair value of the collateral underlying the loan for collateral dependent loans, or the net present value of estimated future cash flows discounted at the loan's original effective interest rate. As a result, any expected losses from loans identified at December 31, 1995 as non-performing have been recognized by the Bank and should not have a future impact on the allowance for loan losses unless the condition of the loan further deteriorates.

         At December 31, 1995 the Bank had $2.42 million in non-performing loans representing 1.12% of total loans compared to $3.19 million representing 1.04% of total loans at December 31, 1994. The decrease in non-performing loans is primarily related to two commercial business loans acquired from Governors in December 1994 in which one of the loans was paid in full and the other loan is currently performing as agreed. The increase in non-performing loans to total loans is due to a decrease in total loans from December 31, 1994 to December 31, 1995.

         Although the percent of non-performing loans to total loans increased from .87% at March 31, 1994 to 1.06% at March 31, 1995, the provision for loan losses remained relatively stable for the periods. The increase in non-performing loans was primarily a result of the Governor's loan portfolio acquired. Likewise an allowance for loan losses was acquired. In addition, net charge-offs have decreased each year since fiscal 1993 which decreases the depletion of the allowance for loan losses due to charge-offs.

         The provision for loan losses was significantly higher in 1993 than in 1994 due to poor economic conditions in South Florida during 1991, 1992, and 1993.

Non-Interest Income

         Non-interest income increased approximately 56% to $3.43 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily as a result of increases in service charges on deposit accounts and other income. In addition, the nine months ended December 31, 1994 included a $200,000 loss on the sale of trading investments.

         Non-interest income significantly decreased from $4.39 million for the year ended March 31, 1994 to $3.00 million for the year ended March 31, 1995 due to the reduction in mortgage banking activities which resulted in a decrease in the amount of gain on the sale of loans and servicing.

         Non-interest income increased for the year ended March 31, 1994 compared to the year ended March 31, 1993 primarily due to a reduction in the amortization of purchased loan servicing rights and an increase in service fees charged on deposit accounts.

Service Charges on Deposit Accounts
         In line with the Bank's goal to increase service fee income on deposit and loan accounts, service charges on deposit accounts more than doubled for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The increase in service charges on deposit accounts is due to an increase in the average number of transaction accounts serviced during the nine months ended December 31,1995 compared to the nine months ended December 31, 1994 as well as an overall increase in fee charges. Average transaction account balances increased approximately $18.72 million for the nine months ended December 31,1995 compared to the nine months ended December 31, 1994. In addition, the composition of the Bank's deposit portfolio has changed to reflect an increase in commercial customers which typically require services that generate more fee income than the traditional personal deposit accounts.

         Service charges on deposit accounts increased 84% for the year ended March 31, 1995 compared to the year ended March 31, 1994 primarily as a result of average transaction accounts increasing from $55.68 million to $71.68 million. The increase in the number of commercial accounts was due to the acquisition of Governors as well as the Bank's initiatives to attract transaction type deposit accounts.

         Service charges on deposit accounts increased $196,000 for the year ended March 31, 1994 compared to the year ended March 31, 1993 primarily due to the Bank instituting a fee structure similar to those charged by commercial banks as well as an increase in deposit accounts due to the Homestead merger.

Gain on Sales of Loans and Servicing Rights
         Gain on the sale of loans increased $175,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily due to an increase in the amount of gain realized on the sale of loans as a result of a decrease in market interest rates during the nine months ended December 31,1995. Gain on the sale of servicing decreased $299,000 as no loan servicing rights were sold during the nine months ended December 31, 1995.

         Due to a decrease in loan production volume, gain on sales of loans and servicing rights decreased $2.12 million for the year ended March 31, 1995 to $847,000 compared to $2.97 million for the year ended March 31, 1994. The decrease in mortgage banking activities is attributable to the increase in interest rates which decreased the volume of loan originations and refinancings and an intensely competitive residential construction loan market. Loan originations and loan purchases related to mortgage banking activities decreased $107 million or 67% in 1995 compared to 1994. Loan sales decreased 61% during the year ended March 31, 1995. These decreases are attributable to the decline in loan refinancing. Similar declines were experienced in the mortgage banking industry as a whole. In addition, during 1995, the Bank reduced it's mortgage banking operations to a level where income from mortgage banking activities is less significant to the overall earnings of the Bank than in prior years while increasing non-interest income from "core" banking operations. Gain on sales of loans and servicing rights remained relatively flat from the year ended March 31, 1993 to the year ended March 31, 1994.

Mortgage Trading Income
         The Bank's loan trading department brokers loan packages for a fee and also acts as a principal in buying and reselling the same loan package for a gain. Mortgage trading income was stable for the nine months ended December 31, 1995 and 1994. Mortgage trading income decreased $357,000 for the year ended March 31, 1995 compared to the year ended March 31, 1994 primarily due to an overall decrease in loan activity.

Other Income

         Other income consists of loan servicing income net of the amortization of loan servicing rights, loan fees, rental income and other miscellaneous fee income.

         Other income increased $558,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily due to increases in loan late fees and other loan fees of $160,000, and net loan servicing income of $115,000. Loan fees increased primarily as a result of an increase in volume. Net loan servicing income increased due to an increase in loan servicing income, as a result of an increase in the average loan servicing portfolio, and a decrease in the amortization of loan servicing rights due to a decrease in loan prepayment speeds. Other fee income increased due to an overall increase in loan and deposit account volumes as well as new services offered during the nine months ended December 31, 1995 particularly to better serve commercial services.

         Other income increased $922,000 for the year ended March 31, 1995 compared to the year ended March 31, 1994 primarily due to an increase in net loan servicing income. Net loan servicing income increased $793,000 for the year ended March 31, 1995 to $608,000 compared to a loss of $185,000 for the year ended March 31, 1994. Loan servicing income for the year ended March 31,1995 remained relatively flat in comparison to the year ended March 31, 1994 while the amortization of loan servicing rights decreased from $1.2 million in 1994 to $505,000 in 1995 due to the decrease in loan prepayments which resulted primarily from a rise in interest rates. The Bank purchased $2.3 million of loan servicing rights in the year ended March 31, 1995. The decrease in amortization of loan servicing rights in the year ended March 31, 1995 is due to a decrease in loan prepayment speeds. Net loan servicing loss decreased from $1.40 million in 1993 to $185,000 in 1994. Amortization of servicing rights was unusually high during the two year period due to heavy prepayments resulting from falling interest rates. The Bank experienced prepayment rates of 30% and

44% during 1993 and 1994, respectively.

         While there are many factors that affect prepayment rates on loans, prevailing loan origination rates are the primary factor. Loan prepayments generally will increase when interest rates decrease and vice versa.

         Other income increased approximately $1.33 million for the year ended March 31, 1994 compared to the year ended March 31, 1993 due to an increase in net loan servicing income of $1.21 million.

Operating Expenses

         Operating expenses increased $1.69 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 as a result of increases in employee compensation, occupancy and equipment expenses, data processing expenses, professional fees and other operating expenses which includes the amortization of goodwill. Increases in compensation, occupancy and equipment and data processing expenses are a result of the acquisition of Governors and the Bank's overall growth which resulted in an increase of three branches and additional departments as well as an increase in the volume of loan and deposit transactions. Other operating expenses increased $165,000 as a result of goodwill amortization associated with the Governors acquisition. Additional increases in other operating expenses are a result of the Bank's growth. Professional fees increased $162,000 primarily as a result of legal fees associated with corporate matters and problem loans. Overall, operating expenses as a percent of average assets slightly decreased to 4.1% for the nine months ended December 31, 1995 compared 4.2% for the nine months ended December 31, 1994.

         Operating expenses increased from $8.74 million for the year ended March 31, 1994 to $9.86 million for the year ended March 31, 1995. The increase is primarily due to increases in employee compensation and benefits, occupancy and equipment, and data processing. These increases are a result of the Bank's growth in 1995 and employee severance costs associated with reducing staffing levels in the mortgage banking operations. Growth in 1995 included expansion of the banking center network from five branches in 1994 to seven branches in 1995 and the addition of item processing and proof-of-deposit departments as well as growth in the commercial/consumer loan and loan servicing departments. Other causes of the increase are higher volumes of deposit transaction accounts and additional expenses associated with operations acquired as a result of the merger.

         Operating expenses increased from $6.93 million in 1993 to $8.74 million in 1994. The majority of the increase was the result of additional loan production activity during 1994. Occupancy and equipment and data processing expenses also contributed to the increase. These increases were the result of increased volume in deposit and loan accounts as well as overall growth. Operating expenses however, as a percent of average total assets, has remained relatively stable over the three year period at 4.3%, 4.7%, and 5.2% for the years ended March 31, 1995, 1994, and 1993, respectively.

Income Taxes

         Income tax expense increased $664,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to an increase in net income before taxes and an approximate 1% increase in the effective tax rate to 37%. Income tax expense decreased for the year ended March 31, 1995 compared to the year ended March 31, 1994 due to a decrease in net income before taxes offset by an increase in the effective tax rate from 34% to 36%. The increase in the effective tax rate in 1995 as compared to 1994 is primarily the result of the Company reducing its deferred tax valuation allowance by approximately $297,000 in fiscal 1994. The valuation allowance was reduced in 1994 as the Company determined the utilization of the Bank's net operating loss carryforward was more likely than not based on the Company's projected future earnings. Income tax expense increased for the year ended March 31, 1994 compared to the year ended March 31, 1993 due to an increase in net income before taxes and an increase in the effective tax rate. The effective tax rate in 1993 was lower than the rate in 1994 primarily due to the amortization of a purchase accounting adjustment in 1993.

         The change in accounting for income taxes benefit of $500,000 in the fiscal year ended March 31, 1994 was the result of the Company's adoption of SFAS No. 109. This change is a one time benefit that will not recur in future years.

         A deferred tax valuation allowance in the amount of $1.1 million was recorded in the year ended March 31, 1995 primarily to offset the deferred tax assets relating to net operating loss carryforwards resulting from the Governors merger. The utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code.

Liquidity

         Liquidity is defined as the ability to meet current and future obligations of a short-term nature. The liquidity portfolio of the Company totaled approximately $58.2 million at December 31, 1995 and $22.7 million at March 31, 1995. The Bank's liquidity position is strong with a regulatory liquidity ratio (cash, short-term and marketable assets to net deposits and short term liabilities) of 24% at December 31, 1995 compared to 12% at March 31, 1995. The Bank's liquid assets consist primarily of interest-bearing deposits in the FHLB and marketable securities.

         The Company's cash inflows consist primarily of amounts generated from the sale of loans, the collection of loan principal payments, deposits and proceeds from the sale of Common and Preferred Stock. Uses of cash have historically been primarily to originate and purchase residential mortgage loans. However, currently, uses of cash consist of originations of commercial business, commercial real estate, consumer and residential loans. Sources of borrowings include advances from the FHLB, borrowings under repurchase agreements, commercial bank lines of credit and, under certain conditions, direct borrowings from the FRB.

         Access to funds from depositors is affected by the rate the Bank pays on certificates of deposit and convenience and service provided to transaction based account holders. The rate the Bank pays on certificates of deposits is dependent on rates paid by other financial institutions within the Bank's area. The Bank manages the cash inflows and outflows from certificates of deposits by increasing or decreasing the rates offered in its market area.

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

Capital Compliance

         The Bank and the Company are in compliance with regulatory capital requirements at December 31, 1995. See Note 11 to Consolidated Financial Statements.

         The Bank and the Company, as a bank holding company, are subject to the capital requirements of the FRB. Under FRB guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. Under risk based capital guidelines, categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition to balance sheet assets, bank holding companies are required to maintain capital, on a risk adjusted basis, to support certain off-balance sheet activities such as loan commitments. The FRB standards classify capital into two tiers, Tier I and Total. Tier I risk based capital consists of common stockholder's equity, noncumulative and cumulative (bank holding companies only) perpetual preferred stock, and minority interests, less goodwill. Total risk based capital consists of Tier I capital plus a portion of the general allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate preferred stock. In addition to risk-based capital requirement, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB requires banks and bank holding companies to maintain Tier I and Total risk-based capital ratios of 4.0% and 8.0%, respectively, and a Tier I leverage capital ratio of 4.0%. The FDIC has promulgated similar regulations and guidelines regarding capital adequacy of state-chartered banks which are not members of the Federal Reserve System, which would apply to the Bank.

Asset/Liability Management

         Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to manage the impact of fluctuating interest rates on net interest margins.

         The Company's Asset/Liability Committee (the "Committee") meets at least quarterly to establish, communicate, coordinate and control asset/liability management procedures. The purpose of the Committee is to monitor the volume and mix of the Company's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

         Interest rate sensitivity is measured as the difference between the percentage of assets and liabilities in the Company's existing portfolio that are subject to repricing within specific time periods. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time.

         Companies that are asset-sensitive (a positive gap) have more assets than liabilities maturing or repricing within specific time periods and these companies are likely to benefit in periods of rising interest rates, but suffer as rates decrease. Companies that are liability-sensitive (a negative gap) are likely to benefit in periods of declining rates, but experience a negative impact on net interest income as market rates increase.

         The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term, higher yield loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans. The following table presents the Bank's exposure to interest rate risk at December 31, 1995:

===================================================================================================================================
                                December 31, 1995
                                         ------------------------------------------------------------------------------------------
                                                         One Year           1 to 3           3 to 5        Over 5

                                                          or Less            Years            Years         Years           TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
                             (dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                            $194,660          $21,470          $41,060       $24,417        $281,607

Total interest-bearing liabilities                        176,083           37,248           13,062           625         227,018
-----------------------------------------------------------------------------------------------------------------------------------
Interest rate sensitivity gap                             $18,577        $(15,778)          $27,998       $23,792         $54,589
===================================================================================================================================
Cumulative interest rate

   sensitivity gap                                        $18,577           $2,799          $30,797       $54,589
===================================================================================================================================
Cumulative interest rate

   sensitivity gap as a

   percent of total assets                                   6.1%              .9%            10.1%         18.0%
-----------------------------------------------------------------------------------------------------------------------------------

         In preparing the table above, certain assumptions have been made with regard to prepayments on fixed rate mortgage and consumer loans and withdrawals of checking, NOW, Money Market and savings account deposits. These assumptions are that the Company will experience average annual prepayments of 6% on fixed rate mortgage loans and 10% on consumer loans. The assumptions for checking, NOW, Money Market and savings account deposit run-offs are as follows: 54% in one year or less, 31% in 1 to 3 years, 14% in 3 to 5 years and 1% in over 5 years. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayment and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes to market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

         In addition to the above, the Bank is committed to fund $14.0 million in new loans and $12.1 million in construction loans-in-process at December 31, 1995. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate assets and liabilities on the Bank's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

Impact of Inflation

         The consolidated financial statements and related consolidated financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

Financial Condition

         Consolidated total assets increased $23.6 million to $303.7 million at December 31, 1995 from $280.0 million at March 31, 1995, primarily due to the acquisition of the West Palm Beach, Century Bank branch purchase, net proceeds of $19.4 million from the sale of Common and Preferred Stock (see Note 11 to Consolidated Financial Statements) and a $10.0 million increase in FHLB advances, offset by $35.9 million in net deposit run-off. Interest bearing deposits in other financial institutions increased $37.1 million primarily as a result of net proceeds from the sale of Common and Preferred Stock and $16.9 million received in connection with the branch acquisition. Investments decreased $3.5 million due to maturity and calls. The net decrease of $11.2 million in loans receivable is primarily a result of loan repayments and sales offset by $12.3 million of loans received in connection with the branch purchase. Increased deposit run-off is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. The decrease in deposits as a result of run-off is offset by $30.3 million of deposits assumed in connection with the Century Bank branch purchase. The Company's redeemable subordinated debentures were called for redemption effective May 31, 1995. As a result of the redemption, 634,476 shares of common stock were issued, and shareholders' equity increased by approximately $1.8 million.

         The Company's consolidated total assets increased $73.4 million or 35.5% from $206.6 million at March 31, 1994 to $280.0 million at March 31, 1995. Assets increased $64.3 million as a result of the acquisition of Governors. The remaining increase is a direct result of increases in loan and deposit demand. Net loans increased 46.7% from $155.3 million at March 31, 1994 to $227.9 million at March 31, 1995. Loans acquired in the acquisition of Governors contributed $40.3 million to the net increase in loans while loan originations was the primary contributor to the remaining increase during the year ended March 31, 1995. Cash and cash equivalents increased from $13.1 million to $17.6 million from 1994 to 1995 as a result of the sale of $24 million of trading investments offset by increased loan and deposit demand. Investments, including the trading account, decreased $10.3 million from 1994 to 1995 primarily due to an increase in loan demand and the purchase of Governors for $5.3 million. Deposits increased $73 million or 46.6% from $156.7 million at March 31, 1994 to $229.7 million at March 31, 1995 as a result of the merger with Governors and an increase in deposit demand. Federal Home Loan Bank ("FHLB") advances decreased from $20 million to $15 million from 1994 to 1995, while securities under agreements to repurchase increased from nil to $2.7 million at March 31, 1995.

         The Company's consolidated assets increased $37.2 million or 21.9% from 1993 to 1994. The increase in assets was a direct result of increases in loan and deposit demand as well as an increase in borrowings from the FHLB. Net loans increased by $29.3 million due to an increase in loans purchased for portfolio and increased customer demand for construction loans during the year ended March 31, 1994. Cash and cash equivalents decreased $12.6 million from 1993 to 1994 due to the increase in portfolio loan purchases. FHLB advances increased $20 million during 1994 and the funds were invested in adjustable rate mortgage funds to increase the Bank's net interest margin. Deposits increased from $145.9 million to $156.7 million from 1993 to 1994 due to normal growth in the bank's operations. An offering of preferred and common stock resulted in net proceeds of approximately $6.9 million in 1994 which increased shareholder's equity.

         In line with the Company's strategic objective to penetrate the non-residential consumer and commercial business markets, the composition of the Bank's loan portfolio reflects significant increases in consumer, commercial business, and commercial real estate loans since March 31, 1994. Consumer loans increased $28.6 million and commercial real estate and commercial business loans increased $29.0 million during the year ended March 31, 1995. The acquisition of Governors contributed $13 million in consumer loans and $19 million in commercial business and commercial real estate loans. The remaining increase of $15.6 million and $10 million in consumer and commercial loans, respectively, were achieved through the Bank's commercial lending unit targeting individual consumers and high quality commercial businesses. No significant changes in the composition of the Bank's loan portfolio occurred from March 31, 1995 to December 31, 1995.

         Although the Bank is targeting growth primarily in the consumer, commercial real estate, and commercial business markets, the Bank is positioned to maintain its presence in the residential real estate market and continue to emphasize residential construction lending. Growth in commercial and consumer business is expected in 1996 with the anticipation of increasing the Company's net interest margin through increases in higher interest-earning assets and reduction of higher interest-bearing liabilities.

Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
==========================================================================================================================
                                                                                       DECEMBER 31         MARCH 31,

(amounts in thousands except share and per share data)                                    1995                1995
--------------------------------------------------------------------------------------------------------------------------
Assets

Cash and amounts due from depository institutions                                           $   3,211          $   3,851

Interest-bearing deposits in other financial institutions                                      51,162             14,050

Investments held to maturity (market value of $10,779 at

  December, 31, 1995 and $14,179 at March 31, 1995                                             10,622             14,103

Loans receivable - net                                                                        216,756            227,940

Property and equipment - net                                                                    7,192              6,103

Other real estate owned                                                                         1,340              1,009

Goodwill - net                                                                                  2,994              3,227

Loan servicing rights                                                                           2,546              2,796

Accrued interest receivable                                                                     1,796              2,041

Other assets                                                                                    6,042              4,919
--------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $303,661           $280,039
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity

Liabilities:

Deposits                                                                                     $225,059           $229,735

Federal Home Loan Bank advances                                                                25,000             15,000

Securities sold under agreements to repurchase                                                  2,350              2,748

Redeemable subordinated debentures                                                                                 1,985

Advances from borrowers for taxes and insurance                                                   581              1,598

Bank drafts payable                                                                             3,155              4,148

Other liabilities                                                                               3,682              4,379
--------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                             259,827            259,593
--------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies

Shareholders' equity:

Preferred stock $10.00 stated value; 10,000,000 shares authorized:

  Series "A" - 401,500 and 402,500 shares issued and outstanding at December 31, 1995

    and March 31, 1995, respectively.                                                           4,015              4,025

  Series "C" - 1,035,000 shares issued and outstanding at December 31, 1995                    10,350

Common stock $.01 par value; 20,000,000 shares authorized;

  6,587,653 and 3,652,743 shares issued and outstanding at

  December 31, 1995 and March 31, 1995, respectively                                               66                 37

Additional paid-in capital                                                                     26,035             14,362

Retained earnings                                                                               3,368              2,022
--------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                     43,834             20,446
--------------------------------------------------------------------------------------------------------------------------
Total                                                                                        $303,661           $280,039
--------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
================================================================================================================================
                                                                       NINE MONTHS ENDED                   YEAR ENDED

                                                                          DECEMBER 31                      MARCH 31,

(amounts in thousands except per share data)                          1995            1994            1995           1994
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
--------------------------------------------------------------------------------------------------------------------------------
Interest Income:

Interest on loans                                                       $14,954         $10,380        $15,254         $11,525

Interest and dividends on investments                                     1,081             656          1,034             962
--------------------------------------------------------------------------------------------------------------------------------
                                                                         16,035          11,036         16,288          12,487
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense:

Interest on deposits                                                      6,946           4,099          6,244           4,733

Interest on borrowings                                                      829             810          1,153             779
--------------------------------------------------------------------------------------------------------------------------------
                                                                          7,775           4,909          7,397           5,512
--------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       8,260           6,127          8,891           6,975

Provision for loan losses                                                   100             175            200             214
--------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                       8,160           5,952          8,691           6,761
--------------------------------------------------------------------------------------------------------------------------------
Non-interest Income:

Service charges on deposit accounts                                       1,113             524            809             440

Gain on sale of loans and servicing                                         625             749            847           2,971

Mortgage trading income                                                     290             283            329             686

Loss on sale of investments - trading                                                     (200)          (200)

Other income                                                              1,400             842          1,214             292
--------------------------------------------------------------------------------------------------------------------------------
                                                                          3,428           2,198          2,999           4,389
--------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:

Employee compensation and benefits                                        3,699           3,262          4,595           4,109

Occupancy and equipment                                                   1,498             936          1,488           1,201

Professional fees                                                           599             437            652             707

Advertising and promotion                                                   176             178            233             268

Outside services                                                             97             160            232             163

Communications                                                              302             244            352             332

Data processing                                                             339             209            307             211

Insurance                                                                   473             420            570             556

Other real estate owned - net                                               106              70             70             127

Other                                                                     1,153             840          1,361           1,065
--------------------------------------------------------------------------------------------------------------------------------
                                                                          8,442           6,756          9,860           8,739
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and accounting change                          3,146           1,394          1,830           2,411

Income taxes                                                              1,169             505            663             818
--------------------------------------------------------------------------------------------------------------------------------
Income before accounting change                                           1,977             889          1,167           1,593

Change in accounting for income taxes                                                                                      500
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                               $1,977            $889         $1,167          $2,093
--------------------------------------------------------------------------------------------------------------------------------
Income applicable to common stock                                        $1,648            $663           $865          $1,929
--------------------------------------------------------------------------------------------------------------------------------
Per share data:

Primary earnings per common share:

    Income before accounting change                                        $.32            $.18           $.23            $.42

    Change in accounting for income taxes                                                                                  .13
--------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $.32            $.18           $.23            $.55
--------------------------------------------------------------------------------------------------------------------------------
Fully diluted earnings per common share                                    $.25            $.18           $.23            $.55
--------------------------------------------------------------------------------------------------------------------------------
Average common shares and common stock equivalents outstanding:

    Primary                                                               5,175           4,474          4,474           3,927

    Fully diluted                                                         7,797           5,468          5,470           4,424
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands except share data)
================================================================================================================================
                                                                                                  Additional          Retained

                                                           Preferred              Common             Paid-in          Earnings

                                                               Stock               Stock             Capital         (Deficit)
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1993                                                              $20              $9,683            $1,090

Stock dividends - 377,303 shares                                                       4               1,525            (1,529)

Stock grants - 6,352 shares                                                                               22

Exercise of equity contracts - 6,557 shares                                                               21

Issuance of series "A" preferred stock - 402,500 shares       $4,025                                   (550)

Issuance of common stock - 1,150,000 shares                                           12               3,462

401(k) plan - 14,582 shares                                                                               50

Cash dividends - common stock                                                                                            (116)

Cash dividends - preferred stock                                                                                         (164)

Net income                                                                                                               2,093
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                                        4,025                  36              14,213             1,374

Issuance of common stock

  for fixed asset purchase - 7,701 shares                                                                 27

Stock grants -  9,196 shares                                                                              38

Exercise of stock options - 4,337 shares                                                                  10

Exercise of equity contracts - 13,786 shares                                           1                  39

401(k) plan - 7,744 shares                                                                                35

Cash dividends - common stock                                                                                            (217)

Cash dividends - preferred stock                                                                                         (302)

Net income                                                                                                               1,167
--------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                        4,025                  37              14,362             2,022

Exercise of equity contracts - 634,476 shares                                          6               1,745

Exercise of warrants - 211,300 shares                                                  2                 818

Exercise of stock options - 2,668 shares                                                                   7

Issuance of stock grants - 12,000 shares                                                                  52

Conversion of preferred stock into common stock -

  2,469 shares                                                  (10)                                      10

401(k) plan - 1,997 shares                                                                                 8

Issuance of series "C" preferred stock -

  1,035,000 shares                                            10,350                                   (850)

Issuance of common stock - 2,070,000 shares                                           21               9,883

Cash dividends - common stock                                                                                            (302)

Cash dividends - preferred stock series "A" and "C"                                                                      (329)

Net income for nine months ended

  December 31, 1995                                                                                                      1,977
--------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                   $14,365                 $66             $26,035            $3,368
--------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
===========================================================================================================================
                                                                     NINE MONTHS                     YEAR ENDED

                                                                 ENDED DECEMBER 31,                  MARCH 31,

                                                                      1995                      1995           1994
---------------------------------------------------------------------------------------------------------------------------
Operating Activities:

Net income                                                          $1,977                         $1,167          $2,093

Adjustments to reconcile net income to net cash

  provided by (used in) operating activities:

Provision for loan losses                                              100                            200             214

Provision for depreciation                                             457                            459             410

Deferred income taxes                                                  182                            139             100

Amortization of loan servicing rights

   and premium on sale of loans                                        334                            505           1,218

Amortization of deferred loan fees and costs                         (337)                          (215)           (439)

Amortization of goodwill                                               165                             73

Gain on sale of loans -trading, loans and servicing                  (757)                        (1,175)         (3,657)

Loan costs deferred                                                  (161)                          (471)           (894)

Loans originated for sale                                         (28,280)                       (48,157)       (139,393)

Purchase of loans for sale                                         (8,572)                        (5,140)        (20,759)

Sale of loans and loan participation certificates                   48,192                         55,102         142,274

Proceeds from the sale of investments - trading                                                    24,000

Loss on sale of investments - trading                                                                 200

Purchase of investments held for trading                                                                         (24,233)

Other - net                                                        (1,389)                          2,338             526
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 11,911                         29,025        (42,540)
---------------------------------------------------------------------------------------------------------------------------
Investing Activities:

Cash and cash equivalents acquired in branch purchase, net          16,917

Cash and cash equivalents acquired in merger-net                                                    1,819

Maturities of investments                                            5,600                          1,350

Purchases of investments held-to-maturity                          (1,951)

Loans purchased for investment                                     (1,861)                        (1,053)        (26,450)

Loans originated for investment                                   (42,516)                       (67,990)        (13,950)

Principal collected on loans                                        56,317                         35,034          37,313

Purchase of property and equipment                                 (1,652)                        (2,295)         (1,745)

Purchase of loan servicing rights                                                                 (2,322)

Other - net                                                            331                          1,408              74
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                 31,185                       (34,049)         (4,758)
---------------------------------------------------------------------------------------------------------------------------
Financing Activities:

Net (decrease) increase in demand deposits, NOW accounts,

  Money Market accounts and savings accounts                       (1,665)                        (1,414)           7,922

Proceeds from sales of certificates of deposit                      30,054                         56,414          39,402

Payment for maturing certificates of deposits                     (64,220)                       (40,185)        (36,584)

Sale of common and preferred stock -

  net of stock issuance costs                                       19,404                                          6,949

Increase (decrease) in FHLB advances                                10,000                        (5,000)          20,000

Cash dividends                                                       (631)                          (519)           (280)

Other - net                                                            434                            475         (2,776)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                (6,624)                          9,771          34,633
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    36,472                          4,747        (12,665)

Cash and cash equivalents at beginning of year                      17,901                         13,154          25,819
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $54,373                        $17,901         $13,154
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

                  The Company is a commercial bank holding company, the principal business of which is the operation of a commercial bank business through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a State chartered commercial bank. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank System ("FHLB"). Its deposits are insured by the FDIC up to applicable limits. The Bank has eight full-service branches, seven of which are located in Palm Beach County and one in Dade County, Florida. The Bank's main business activities are attracting deposits, originating loans, making investments and servicing loans for the Bank and for others.

                  The  accounting  and reporting  policies of Republic  Security
         Financial Corporation and subsidiaries conform to generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  The following is a summary of the significant accounting policies.

         Change in Fiscal Year

                  During 1995, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the accompanying consolidated financial statements present the audited consolidated statements of income and cash flows for the nine month transition period ended December 31, 1995, as well as for the years ended March 31, 1995 and 1994. The unaudited consolidated statement of income for the nine month period ended December 31, 1994 is included for comparative purposes only.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank, (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Statements of Cash Flows

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Company paid $970,000 of income tax payments during the nine months ended December 31, 1995. The Company paid $512,000 and $180,000 of income tax payments during the years ended March 31, 1995 and 1994, respectively. During the nine months ended December 31, 1995, the Company paid $7,787,000 in interest on deposits and other borrowings. The Company paid $6,634,000 and $5,471,000 of interest on deposits and other borrowings during the years ended March 31, 1995 and 1994, respectively. During the nine months ended December 31, 1995, $770,000 of loans were transferred to OREO. Approximately $1,367,000 and $2,258,000 was transferred from loans to OREO during 1995 and 1994, respectively. As a result of the conversion of the redeemable subordinated debentures, equity increased $1,751,000 in the nine months ended December 31, 1995. During the nine months ended December 31, 1995, the Bank received $12,300,000 in loans and assumed $30,300,000 in deposits related to the Century Bank branch purchase (see Note 2). In addition, assets of $64,307,000 were acquired and $62,310,000 liabilities assumed related to the merger of Governors Bank during the year ended March 31, 1995 (see Note 2).

         Trading Account Assets

                  Trading account assets are held for resale in anticipation of short-term market movements. Trading account assets, consisting of adjustable rate mortgage funds are stated at fair value. Realized gains and losses on trading securities are included in other non-interest income. Unrealized gains and losses and dividends earned on trading account assets are included in interest and dividends on investments.

         Securities Held To Maturity

                  Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost.

         Loans Receivable - Net

                  Loans receivable are stated at the principal amount outstanding and are net of unearned purchased premiums or discounts, deferred loan origination fees and costs, and the allowance for loan losses. Interest on loans is accrued as earned. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the lives of the related loans. The Bank defers substantially all loan fees and direct costs associated with loan originations. Deferred loan fees and costs are amortized as a yield adjustment over the life of the loan.

         Non-Accrual Loans

                  Generally, loans contractually past due 90 days or more are placed on non-accrual and any previously accrued and unpaid interest is charged against interest income. Loans remain on non-accrual status until the obligation is brought current and has performed in accordance with the terms of the loan for a reasonable period of time. In addition, accrual of interest on loans less than 90 days past due is discontinued when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Interest income, at the effective rate of the loan, is recognized when cash is received on impaired loans.

         Allowance for Loan Losses

                  The allowance for loan losses is established by provision for loan losses charged against earnings. Loans deemed to be uncollectible are charged against the allowance for loan losses and subsequent recoveries, if any, are credited to the allowance.

                  The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

               In May 1993, the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of Loans" (SFAS No.114), which is effective for fiscal years beginning after December 15, 1994. The new standard requires impaired loans within the scope of SFAS No.114 be measured based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for collateral dependent loans.
                                                             43

          Effective April 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the December 31, 1995 allowance for credit losses related to loans that are identified for evaluation in accordance with SFAS No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. Prior to April 1, 1995, the allowance for credit losses related to these loans was based on undiscounted cash flows or the fair value of the collateral for collateral dependent loans. The adoption of this statement did not have a material impact on the operations of the Company.

                  All non-accrual loans, excluding smaller balance, homogeneous loans (defined as consumer loans less than $100,000 and residential mortgage loans), are considered to be impaired. In addition, management may determine a performing loan to be impaired if, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

                  In accordance with the Bank's classification policy, impaired loan amounts in excess of the fair market value of the underlying collateral for collateral dependent loans or the net present value of future cash flows are charged off against the allowance for loan losses.

         Other Real Estate Owned

                  In accordance  with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Property acquired by foreclosure, or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair value minus estimated costs to sell at the time of foreclosure or deemed in-substance foreclosure. Costs related to the development and improvement of the property are capitalized, whereas costs related to maintaining the property are charged to other real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in other real estate owned expense. Loans previously classified as in-substance foreclosure but for which the Company had not taken possession of the collateral totalled $1,329,000 at March 31, 1995 and have been reclassified to loans.

                  The Bank follows the practice of reducing the carrying value of individual properties in other real estate owned for any amounts in excess of the fair value of properties less costs to dispose. Provision for other real estate owned losses during the years ended March 31, 1995 and 1994, totaled $91,000 and $86,000, respectively, and is included in other real estate owned expense in the consolidated statement of income. No provisions for other real estate owned was recorded during the nine months ended December 31, 1995.

         Property and Equipment

                  Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twelve years for furniture and equipment and twenty-five years for office buildings. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful lives of the assets. Repairs and maintenance are charged to expense and gains or losses on disposals are credited or charged to earnings.

         Goodwill

                  The Company, at each balance sheet date, evaluates the recovery of the carrying amount of goodwill by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired and other factors. If this review indicates that goodwill not be recoverable, as principally determined based on the estimated undiscounted cash flows of the acquired entity over the remaining amortization period, the Company's carrying value of the goodwill is reduced by the estimated shortfall of future cash flows. Goodwill is amortized over 15 years using the straight-line method. Accumulated amortization is $238,500 at December 31, 1995.

         Income per Common Share

                  Primary income per common share is computed by dividing net income less preferred stock dividends by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted net income per common share is calculated by dividing net income by the average number of common stock and common stock equivalents outstanding during the year, plus the assumed conversion of all outstanding convertible preferred shares to common shares. Common stock equivalents for both primary and fully diluted net income per share include stock options, warrants, and equity contracts and are included in the computation of earnings per share using the treasury stock method. Convertible preferred stock is computed using the "if converted" method, which assumes the conversion of all outstanding convertible preferred shares into common shares.

         Income Taxes

               Income taxes have been provided using the liability method in accordance with FASB Statement No. 109, "Accounting for Income Taxes".

         Stock Based Compensation

                  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock
         Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

         Reclassification

                  Certain  amounts  presented  in  the  consolidated   financial
         statements for prior years have been reclassified for comparative purposes.

         New Accounting Pronouncement

                  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt SFAS No. 121 in the first quarter of 1996 and, based on current circumstances, the Statement will not have a material impact on the financial condition, operations or cash flows of the Company.

2.       Branch Acquisition and Merger

                  In December, 1995 the Bank acquired the West Palm Beach branch office of Century Bank, an unaffiliated thrift. In connection with the acquisition, the Bank assumed approximately $30,300,000 of deposit liabilities and acquired $29,200,000 of assets, including $12,300,000 of adjustable rate single family residential loans and $16,900,000 in cash, net of $1,125,000 paid to the seller for the transfer of such assets and liabilities to the Bank. The amount paid is included in other assets in the consolidated statement of financial condition at December 31, 1995 and is being amortized over seven years using the straight-line method.

                  On November 30, 1994, the Bank acquired Governors Bank Corporation (Governors) for $5,154,000, plus $153,000 in merger related costs. Governors was a state chartered commercial bank headquartered in West Palm Beach, Florida. The acquisition was accounted for as a purchase and approximately $3,300,000 in goodwill was recorded representing the acquisition cost in excess of the fair value of the net assets acquired. Goodwill is being amortized over 15 years using the straight-line method.

                  The following summarizes the fair value of the Governors' assets acquired and liabilities assumed:

===============================================================================
                                                            (in thousands)
-------------------------------------------------------------------------------
Cash                                                                  $6,973

Investment securities                                                 15,160

Loans, net                                                            40,283

Accrued interest receivable                                              513

Other assets                                                           1,378
-------------------------------------------------------------------------------
Total assets                                                          64,307
-------------------------------------------------------------------------------
Deposits                                                             $58,140

Accrued interest payable                                                 874

Securities sold under repurchase agreements                            2,515

Other liabilities                                                        781
-------------------------------------------------------------------------------
Total liabilities                                                     62,310
-------------------------------------------------------------------------------
Net assets acquired                                                   $1,997

-------------------------------------------------------------------------------

                  Pro forma financial information for RSFC, as if the merger had taken place as of April 1, 1994 and 1993, for income and per share data is as follows:

==============================================================================================================
(in thousands except per share data)                                                    Year Ended March 31,
--------------------------------------------------------------------------------------------------------------
                                                                                        1995            1994
--------------------------------------------------------------------------------------------------------------
Total interest income                                                                $19,702         $18,268
--------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                  $10,625          $6,431
--------------------------------------------------------------------------------------------------------------
Income before taxes and cumulative effect of accounting change                        $2,357            $191
--------------------------------------------------------------------------------------------------------------
Net income                                                                            $1,507            $507
--------------------------------------------------------------------------------------------------------------
Net income per common share                                                             $.30            $.14
--------------------------------------------------------------------------------------------------------------

                  The year ended March 31, 1994 includes a $3.2 million provision for loan losses attributable to the Governors' loan portfolio while the year ended March 31, 1995 includes a $102,000 provision related to the Governors' loan portfolio.

3.       Investments

                  The following is a summary of held to maturity securities at:

============================================================================================================================
                                                                                          Gross
                                                                        Gross        Unrealized         Market
(in thousands)                               Amortized Cost   Unrealized Gains           Losses          Value     Yield
----------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                                                                           (in thousands)
----------------------------------------------------------------------------------------------------------------------------
U.S. Government securities                          $10,547              $164                $7        $10,704     7.15%

Foreign Government securities                            75                                                 75     7.50
----------------------------------------------------------------------------------------------------------------------------
Total Debt Securities                               $10,622              $164                $7        $10,779     7.16
----------------------------------------------------------------------------------------------------------------------------
March 31, 1995
----------------------------------------------------------------------------------------------------------------------------
U.S. Government securities                          $13,528               $78                          $13,606     7.20%

Foreign Government securities                            75                                                 75     7.50

Other debt securities                                   500                                  $2            498     5.70
----------------------------------------------------------------------------------------------------------------------------
Total Debt Securities                               $14,103               $78                $2        $14,179     7.15%
----------------------------------------------------------------------------------------------------------------------------

                  At December 31, 1995 and March 31, 1995 securities with a book value of $6,752,000 and $5,409,000, respectively, were pledged to collateralize repurchase agreements, public deposits and other items.

                  The  amortized  cost  and  estimated   market  value  of  debt
         securities at December 31, 1995 by contractual maturity are shown below:

================================================================================
                                          Amortized           Market

(in thousands)                               Cost              Value
--------------------------------------------------------------------------------
Due in 1 year or less                      $6,693              $6,725

Due after 1 through 5 years                 2,879               3,010

Due after 5 years through 10 years          1,050               1,044
--------------------------------------------------------------------------------
                                          $10,622             $10,779
--------------------------------------------------------------------------------

                  Net unrealized holding gains on trading securities amounted to $551,000 for the year ended March 31, 1994, and is included in interest and dividends on investments. Realized losses on trading securities for the year ended March 31, 1995, amounted to $200,000 and is included in other non-interest income.

4.       Loans Receivable - Net

         Loans receivable - net is summarized as follows:

================================================================================
                                           December 31,              March 31,

(in thousands)                                     1995                   1995
--------------------------------------------------------------------------------
Residential mortgage                           $116,328               $124,913

Commercial mortgage                              25,884                 26,747

Real estate construction                         36,863                 48,500

Installment loans to individuals                 37,984                 36,285

Commercial and financial                         14,868                 16,484
--------------------------------------------------------------------------------
   Total loans                                  231,927                252,929
--------------------------------------------------------------------------------
Deferred loan fees                                (482)                  (921)

Discount on loans purchased                       (575)                  (656)

Premium on loans purchased                          421                    555

Undisbursed portion of loans-in-process        (12,104)               (21,460)

Allowance for loan losses                       (2,431)                (2,507)
--------------------------------------------------------------------------------
Loans receivable - net                         $216,756               $227,940
--------------------------------------------------------------------------------

5.       Non-Performing Loans and Allowance for Loan Losses

                  At December 31, 1995, March 31, 1995 and 1994, the Bank had $2,422,000, $2,427,000 and $1,357,000, respectively, in non-performing loans. Prior to April 1, 1995, the Company generally placed loans contractually past due 60 days or more on non-accrual. The amount of loans 61-89 days past due and included in non-performing loans at March 31, 1995 and 1994 is $360,000, and $152,000, respectively. Interest income not recognized on non-performing loans was $148,000 during the nine months ended December 31, 1995 and $35,000 and $20,000 for the years ended March 31, 1995 and 1994, respectively.

                  At December 31, 1995, March 31, 1995 and 1994 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $101,000, $792,000 and $438,000, respectively. The related allowance for credit losses for such loans is $15,000, $120,000 and $65,000 at December 31, 1995 and March 31, 1995 and 1994, respectively. The average recorded investment in impaired loans during the nine months ended December 31, 1995 was approximately $881,000. The average recorded investment in impaired loans for the years ended March 31, 1995 and 1994 is $880,000 and $450,000, respectively. For the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, the Company recognized $21,600, $54,000 and $50,000, respectively, in interest income on impaired loans.

                  Although management uses its best judgement in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.

                  An analysis of changes in the allowance for loan losses is summarized as follows:

================================================================================
                            Nine Months Ended                 Year Ended
                               December 31,                    March 31,

(in thousands)                     1995           1995           1994
--------------------------------------------------------------------------------
Beginning balance                 $2,507         $1,071         $1,247

Reserves acquired during merger                   1,399

Provision for losses                 100            200            214

Recoveries                           632            454            362

Charge-offs                        (808)          (617)          (752)
--------------------------------------------------------------------------------
Ending balance                    $2,431         $2,507         $1,071
--------------------------------------------------------------------------------

6.       Cash and Amounts Due from Depository Institutions

                  The Bank is required to maintain a non-interest-bearing reserve balance with the Federal Reserve Bank. The average reserve balance requirement was approximately $1,600,000 for the nine months ended December 31, 1995.

7.       Property and Equipment

         Property and equipment is summarized as follows:

--------------------------------------------------------------------------------
                                    December 31,          March 31,

(in thousands)                          1995                1995
--------------------------------------------------------------------------------
Land and buildings                    $5,879              $4,707

Furniture and equipment                2,061               2,607

Leasehold improvements                   544                 410
--------------------------------------------------------------------------------
Total                                  8,484               7,724
--------------------------------------------------------------------------------
Less accumulated depreciation          1,292               1,621
--------------------------------------------------------------------------------
Property and equipment-net            $7,192              $6,103
--------------------------------------------------------------------------------

                  Rent expense for the nine months ended December 31, 1995 was $477,000. Rent expense for the years ended March 31, 1995 and 1994 was $419,000 and $418,000, respectively.

8.       Mortgage Banking Activities

                  The Bank purchases and sells whole and participating interests in loans. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans. Certain mortgage loans are sold at a net yield rate to the investor which differs from the loans' average contractual interest rate adjusted for guarantee fees and normal servicing fees. The present value of that differential projected over the estimated life of the loans is recognized at the time of sale as a component of the realized gain or loss. Capitalized loan servicing rights are amortized using the interest method over the expected life of the loan.

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

               On May 12, 1995, the Financial Accounting Standards Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights", an amendment to Statement No. 65. The Company elected to adopt this standard for financial statement reporting as of April 1, 1995, for the nine months ended December 31, 1995. Statement No. 122 prohibits retroactive application to prior years.

                  Statement No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights created after the adoption of Statement No. 122, the Company used a valuation model that calculates the present value of estimated future cash flows. This valuation method incorporates assumptions determined by the Company about the discount rate, prepayment speeds, default and interest rates. No servicing rights were recorded during the nine months ended December 31, 1995 as mortgage banking activities during the period were insignificant.

                  In determining servicing value impairment at December 31, 1995, the mortgage servicing rights were disaggregated into predominant risk characteristics. The company has determined those risk characteristics to be loan interest rate, loan type and investor type. These segments of the portfolio were then valued using a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. The fair value of mortgage servicing rights at December 31, 1995 is $2,670,000.

                  At December 31, 1995 and March 31, 1995, the Bank serviced mortgage loans for others in the amount of $307,000,000 and $323,000,000, respectively. Accumulated amortization relating to premiums on sale of loans was $4,901,000, $4,817,000 and $4,613,000 at
         December 31, 1995, March 31, 1995 and 1994, respectively. Accumulated amortization relating to loan servicing rights was $5,226,000, $4,976,000 and $4,675,000 at December 31, 1995, March 31, 1995 and
         1994, respectively.

                  The amount capitalized and amortized relating to premiums on sale of loans and loan servicing rights for the nine months ended December 31, 1995 and for the years ended March 31, 1995, and 1994 are included in the table below:

================================================================================
(in thousands)         Premium on Sale of Loans  Loan Servicing Rights    Total
--------------------------------------------------------------------------------
Balance March 31, 1993           $1,197               $1,414              $2,611

  Amount Capitalized                 71                                       71

  Amortization                    (579)                (639)             (1,218)
--------------------------------------------------------------------------------
Balance March 31, 1994              689                  775               1,464

  Amount Capitalized                                   2,322               2,322

  Amortization                    (204)                (301)               (505)
--------------------------------------------------------------------------------
Balance March 31, 1995              485                2,796               3,281

  Amortization                     (84)                (250)               (334)
--------------------------------------------------------------------------------
Balance December 31, 1995          $401               $2,546              $2,947
--------------------------------------------------------------------------------

                  The amount of aggregate gains on sales of servicing included in operations for the years ended March 31, 1995 and 1994 was $299,000 and $708,000, respectively. No servicing sales were made during the nine months ended December 31, 1995.

9.       Deposits

                  The weighted-average nominal rate payable on all deposits was 4.0% at December 31, 1995 and March 31, 1995. The nominal rates at which the Bank incurred interest on deposits and related balances of such deposits are as follows:

================================================================================
                                           DECEMBER 31              MARCH 31,

                                                  1995                   1995
--------------------------------------------------------------------------------
Non-interest bearing accounts                  $25,391                $26,149

NOW accounts (1.50%)                            28,202                 26,688

Saving accounts (2.55%)                         19,699                 19,395

Money market deposits account (2.88%)           14,536                 14,581

Certificate accounts:

Up to 4.0%                                       3,490                  7,768

4.01% to 4.5%                                    2,530                 14,590

4.51% to 5.0%                                   31,280                 23,026

5.01% to 5.5%                                   32,491                 20,988

5.51% to 6.0%                                   23,397                 27,587

6.01% to 6.5%                                   27,453                 38,440

Over 6.51%                                      16,590                 10,523
--------------------------------------------------------------------------------
Total certificates                             137,231                142,922
--------------------------------------------------------------------------------
Total                                         $225,059               $229,735
--------------------------------------------------------------------------------

         The bank incurred interest on deposits as follows:

================================================================================
                                NINE MONTHS ENDED           YEAR ENDED

                                   DECEMBER 31,              MARCH 31,
                                -------------------    -------------------------
                                        1995            1995          1994
--------------------------------------------------------------------------------
(in thousands)
--------------------------------------------------------------------------------
Savings accounts                        $405            $607            $545

NOW accounts                             454             419             326

Money market deposit accounts            312             437             368

Certificate accounts                   5,775           4,781           3,494
--------------------------------------------------------------------------------
Total                                 $6,946          $6,244          $4,733
--------------------------------------------------------------------------------

         The amounts and maturities of certificate accounts at December 31, 1995 are as follows:

================================================================================
(in thousands):
--------------------------------------------------------------------------------
Within 12 months                                                        $115,017

12 to 24 months                                                           10,784

24 to 36 months                                                            7,109

36 to 48 months                                                            2,526

Over 48 months                                                             1,795
--------------------------------------------------------------------------------
Total                                                                   $137,231
--------------------------------------------------------------------------------

                  The amounts and scheduled maturities of certificate accounts in the amount of $100,000 or more at December 31, 1995 are as follows (in thousands):

================================================================================
Within 3 months                                                         $7,770

3 to 6 months                                                            1,955

6 to 12 months                                                           3,810

Over 12 months                                                           1,627
--------------------------------------------------------------------------------
Total                                                                  $15,162
--------------------------------------------------------------------------------

10.      Borrowed Money

                  The Bank has entered into an agreement with the Federal Home Loan Bank ("FHLB") which enables the Bank to obtain advances that are collateralized by FHLB stock and mortgage loans. In accordance with the agreement, the Bank has pledged, as collateral, loans with principal balances of approximately $42,000,000 and $44,435,000 at December 31, 1995 and March 31, 1995, respectively. Based on the current pledged loan amount, the Bank's borrowing limit is approximately $27 million with a remaining borrowing capacity of $2 million at December 31, 1995. Outstanding advances from the Federal Home Loan Bank consisted of the following:

================================================================================
                           December 31,      March 31,

         (in thousands)       1995             1995         Interest Rate
--------------------------------------------------------------------------------
         Mature During

              1996          $25,000          $15,000        5.91% to 6.10%
--------------------------------------------------------------------------------

                  At March 31, 1995, the Company had outstanding $1,985,000 of redeemable subordinated debentures (the "Debentures") due May 1, 1999 bearing interest of 11.5%, and cancelable mandatory stock purchase contracts ("Equity Contracts") requiring the purchase of $1,985,000 in Common Stock at a price of $2.90 per share no later than May 1, 1996. The Equity Contracts are considered Common Stock equivalents and are included in income per share calculations for the years ended March 31, 1995 and 1994.

                  On March 29, 1995, the Company's outstanding redeemable subordinated debentures and cancelable mandatory stock purchase contracts were called for redemption. Upon surrender of the Debentures, and at the option of the Bondholder, the Bondholder received a number of shares of the Company's Common Stock equal to the principal amount of the

         Debenture divided by the adjusted per share price of $2.90 or cash equal to 104% of the principal amount of the Debenture. As a result of the conversion, 634,476 shares of Common Stock were issued, and shareholders' equity increased by $1,751,000.

                  The Bank enters into sales of securities under agreements to repurchase. Variable rate reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated statement of financial condition at December 31, 1995 and March 31, 1995. Securities sold under agreements to repurchase are collateralized by U.S. Government Treasury notes and U.S. Government agency notes with an aggregate carrying value of $4,024,000, accrued interest of $15,000, and a market value of $4,103,000 at December 31, 1995. The aggregate carrying value of securities pledged at March 31, 1995 was $3,963,000, accrued interest of $51,000 with a market value of $4,002,000. All agreements mature daily and have a weighted interest rate of 5.05% at December 31, 1995. All securities underlying agreements are held by an independent safekeeping agent and all agreements are to repurchase the same securities. Securities sold under agreements to repurchase averaged $2,385,000 during the period ended December 31, 1995 and $623,000 during the year ended March 31, 1995. The maximum amount outstanding at any month-end during the nine months ended December 31, 1995 was $2,651,000. The maximum amount outstanding at any month-end during fiscal 1995 was $2,748,000.

11.      Shareholders' Equity

                  Regulations require the Company and the Bank to maintain risk-based capital ratios of capital to risk-weighted assets. A minimum of 8% of total risk-based capital ratio must be maintained and at least half must be Tier 1 Capital. The Company and the Bank exceeded all regulatory capital requirements at December 31, 1995.

                  The following table shows the capital amounts and ratios of the Company at December 31, 1995:

================================================================================
Tier 1 risk adjusted capital ratio           19.32%

Total risk adjusted capital ratio            23.00%

Leverage ratio                               13.49%
--------------------------------------------------------------------------------

                  The Company's ability to pay cash dividends on its Common Stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents. At December 31, 1995, these amounts were $5,490,000 and $18,505,000, respectively. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year to date net income plus net profits for the preceding two years. With the approval of the Florida Department of Banking and Finance (the "Department"), the Bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but, first, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the Bank until the fund at least equals the amount of the Bank's Common Stock then issued and outstanding. In addition the Bank shall not declare any dividend if its net income from the current year, combined with the retained net income for the preceding two years, is a loss or if the dividend would cause the capital account of the Bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency. The bank paid $530,000 and $536,000 in dividends to the Company during the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively.

               The balance, activity, exercise price, and expiration dates of the Company's options, warrants, and equity contracts for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994 are as follows:

===================================================================================================================================
                                                                                                                           Equity

                                                              Options                                  Warrants          Contracts
-----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1993                     24,012     97,024     80,707       1,334               165,216      408,924      674,754

Issued                                                                                 42,000                  102,229

Expired                                   (4,622)
-----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1994                     19,390     97,024     80,707       1,334    42,000     165,216      511,153      674,754

Issued                         6,000

Expired                                   (3,622)

Exercised                                 (1,000)               (2,003)     (1,334)                                        (13,786)
-----------------------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995         6,000       14,768     97,024     78,704           0    42,000     165,216      511,153      660,968

Issued

Exercised                                                       (2,668)                                      (211,300)     (634,476)

Canceled                                                                                                                    (26,492)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995      6,000       14,768     97,024     76,036           0    42,000     165,216      299,853            0
------------------------------------------------------------------------------------------------------------------------------------
Exercise Price                 $5.00        $2.50      $2.48      $2.62       $2.08     $3.33       $5.00        $3.90        $2.90

Expiration Date             12/31/97            *    9/25/01    2/24/98     2/24/98    6/1/03     11/1/00      1/22/96       5/1/96
------------------------------------------------------------------------------------------------------------------------------------
*  4,622 options expire annually
------------------------------------------------------------------------------------------------------------------------------------

                  In December 1994, the Company granted stock options to purchase 20,000 shares of the Company's Common Stock at various option prices ranging from $4.50 per share to $6.50 per share. The vesting terms to purchase 4,000 shares at an exercise price of $4.50 per share was met during the nine months ended December 31, 1995 and the Company paid $5,000 to cancel the options. As of December 31, 1995 options to purchase 6,000 shares at an exercise price of $5.00 per share were vested and are included in the table above. The vesting terms for the remaining 10,000 shares had not been met as of December 31, 1995. The options expire in December 1997.

                  All the warrants and equity contracts listed in the table above were exercisable from the date issued. Options with exercise prices of $2.48, $2.62, $2.08 and $3.33 were exercisable from the date issued. Options with an exercise price of $2.50 options are exercisable at various dates in accordance with an employment contract.

                  The price of all options, warrants and equity contracts issued was equal to the market value of the stock at the time of issuance. Accordingly, no compensation expense was recognized.

                  The Company issued 5% and 10% stock dividends on January 21, 1994, and April 1, 1993, respectively. All references in the consolidated financial statements and notes to amounts per common share and to number of common shares have been restated to give retroactive effect for these stock dividends.

                  The Company granted 12,000, 9,196 and 6,352 shares of Common Stock to key executive officers during the nine months ended December 31, 1995, and the years ended March 31, 1995 and 1994, respectively. The stocks were granted under restricted terms which restricts the delivery of the certificates to the grantee, and the grantee's ability to sell, transfer, pledge, exchange or otherwise dispose of the shares for 3 years from the date of grant. Grantee has the right to vote and receive dividends from the date of grant.

                  Compensation expense of $70,000, and $130,000 was incurred during the years ended March 31, 1995 and 1994, respectively. No compensation expense was incurred during the nine months ended December 31, 1995. All stock grants by the Company have been at the fair market value of the stock on the date of grant.

                  As of December 20, 1995 the Company awarded stock appreciation rights ("SARs") to two executives and to its non-employee directors. The SARs vest and become exercisable as follows:

================================================================================
             Date               SARS                        Base Price
--------------------------------------------------------------------------------
January 1, 1997               220,000                         $5.75

January 1, 1998               620,000                         $8.00
--------------------------------------------------------------------------------

                  All unexercised SARs expire on January 1, 2006.

                  In November 1995, the Company issued 2,070,000 and 1,035,000 shares of Common and non-voting Series C Preferred Stock, respectively. Each share of Series C Preferred Stock can be converted at any time, at the option of the holder, into 1.55 shares of the Company's Common Stock at a conversion price of $6.45 per common share. The Series C Preferred Stock bears a dividend rate of 7.0% on its stated value of $10.00 per share. The Series C Preferred Stock can be redeemed at the Company's option anytime after November 30, 1999 at a redemption price ranging from $10.00 per share to $10.42 per share, subject to certain events. The Series C Preferred Stock can also be redeemed by the Company prior to November 30, 1999 if the Common Stock has a closing bid price which is at least 140% of the conversion price for 20 consecutive trading days prior to the date of the notice of redemption.

                  During  September,  1993,  the Company  issued  1,150,000  and
         402,500 shares of Common and cumulative and non-voting Series A Preferred Stock, respectively. Each share of Series A Preferred Stock can be convertible at any time, at the option of the holder, into 2.47 shares of Common Stock at a conversion price of $4.05 per common share. The preferred stock bears a dividend rate of 7.5% on its face value of $10.00 per share. The preferred stock can be redeemed at the option of the Company at any time on or after June 30, 1998, at a redemption price ranging from $10.00 per share to $10.40 per share, subject to certain events.

                  In the year ended March 31, 1995, the Company adopted a shareholder rights plan. Under the terms of the plan, preferred share purchase rights will be distributed as a dividend at the rate of one right for each share of Common Stock. Each right will entitle the holder to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an exercise price of $18.00 per share. Each preferred share fraction will have voting and dividend rights equivalent to one common share. The rights become exercisable upon the occurrence of certain events as defined in the Shareholder Rights Plan and expire April 4, 2005. As of December 31, 1995, the Shareholder Rights Plan requires 6,587,653 shares of Common Stock.

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

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counterparty.

                  At December 31, 1995, the Bank had adjustable rate commitments to extend credit of $14,000,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for one-to-four family residential properties and commercial lines of credit secured by commercial real estate or other business assets.

                  The   Company  and  its   subsidiaries   have   entered   into
         noncancellable operating leases with future minimum lease payments of the following:

================================================================================
                                               (in thousands)
--------------------------------------------------------------------------------
                    1996                                 $650

                    1997                                  650

                    1998                                  425

                    1999                                  190

                    2000                                   60

                    Thereafter                            110
--------------------------------------------------------------------------------
                                                       $2,085
--------------------------------------------------------------------------------

                  Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Company subleases portions of the leased space. Future minimum lease payments to be received by the Company amounts to $74,000, $74,000, and $18,000 in 1996, 1997, and 1998, respectively.

                  The Company has a non-qualified unfunded retirement plan for two present and one former executive of the Company. Pension costs, consisting of service costs and interest costs, amounted to $90,000, $90,000, and $129,000, for the nine months ended December 31, 1995 and for the years ended March 31, 1995, and 1994, respectively. The retirement benefit to the employee will range between 30% to 70% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age 62. A discount rate of 7% and a rate of compensation increase of 4% is used to measure the projected benefit obligation. The net pension liability (all vested) at December 31, 1995 and March 31, 1995 was $645,000 and $578,000, respectively.

                  In October 1991, the Company established a 401(k) plan covering substantially all employees. The employer contribution to the 401(k) plan is determined annually by the Board of Directors. Expense under the plan for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994 amounted to $70,000, $95,000 and $59,000, respectively.

                  The Company has employment agreements with two executives which provide for severance arrangements in the event of involuntary termination from a change in control (as defined) of the Company.

                  The United States House and Senate have passed legislation which provides for a charge to members of the Savings Association
         Insurance Fund (the "SAIF") in order to bring the SAIF to the regulatory mandated level and for the eventual merger of the SAIF with the Bank Insurance Fund. This legislation is part of the overall budget reconciliation bill which has not yet received presidential approval. The amount that the Bank will be assessed if the legislation is enacted as currently drafted is estimated to be approximately $960,000, net of an assumed tax effect at 37%.

                  In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. Management believes that the aggregate liability or loss, if any, resulting from such litigation will not be material to the consolidated financial statements.

13.      Related Party Transactions

                  A Director of the Company and the Bank owns an appraisal firm which receives fees from the Bank for appraisals of real estate relating to various residential loan transactions. During the nine months ended December 31, 1995 and the years ended March 31, 1995, and 1994, such fees aggregated approximately $58,000, $140,000 and $241,000, respectively.

         An analysis of the activity of the aggregate loans to officers and directors is as follows:

================================================================================
                                                         (in thousands)
--------------------------------------------------------------------------------
Balance March 31, 1993                                           $1,051

Additions                                                           310

Principal Reductions                                              (600)
--------------------------------------------------------------------------------
Balance March 31, 1994                                              761

Additions                                                           327

Principal Reductions                                               (95)
--------------------------------------------------------------------------------
Balance March 31, 1995                                              993

Additions                                                           296

Principal Reductions                                              (392)
--------------------------------------------------------------------------------
Balance December 31, 1995                                           897
--------------------------------------------------------------------------------

14.      Income Taxes

               Effective April 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS No. 109).

                  As permitted by SFAS No. 109, the Company elected not to restate the financial statements of any prior years. The effect of the change on income from continuing operations for the year ended March 31, 1994 was not material; however, the cumulative effect of the change increased net income by $500,000 or $.13 per share.

                  Significant components of the Company's deferred tax assets and liabilities as of December 31, 1995 and March 31, 1995 are as follows:

================================================================================
                                                    December 31,     March 31,

                                                      1995                1995
--------------------------------------------------------------------------------
                                                           (in thousands)
--------------------------------------------------------------------------------
Deferred tax assets:

Net operating loss carryforward                       $993              $1,138

Tax credits                                                                178

Loan loss provision                                    272                 271

Deferred compensation                                  128                 114

Depreciation                                           100                  90

Accrued expenses                                         9                  73

Investment basis                                        33                  81

OREO expenses                                          149
--------------------------------------------------------------------------------
                                                     1,684               1,945

Valuation allowance                                (1,136)             (1,136)
--------------------------------------------------------------------------------
Deferred tax assets, net of allowance                  548                 809
--------------------------------------------------------------------------------
Deferred tax liabilities:

Excess servicing rights                                197                 171

Deferred loan fees                                     129                 217

Other                                                   15                  21
--------------------------------------------------------------------------------
Total                                                  341                 409
--------------------------------------------------------------------------------
Net deferred tax asset                                $207                $400
--------------------------------------------------------------------------------

                  Significant   components  of  the  provision  for  income  tax
         expenses for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994, are as follows:

================================================================================
                            Nine Months Ended,      Years Ended

                               December 31,          March 31,

                                 1995                    1995               1994
--------------------------------------------------------------------------------
                                                 (in thousands)
--------------------------------------------------------------------------------
Current:

         Federal                 $828                    $480               $605

         State                    159                      44                113
--------------------------------------------------------------------------------
                                  987                     524                718
--------------------------------------------------------------------------------
Deferred (benefit):

         Federal                  171                     119                102

         State                     11                      20                (2)
--------------------------------------------------------------------------------
                                  182                     139                100
--------------------------------------------------------------------------------
                               $1,169                    $663               $818
--------------------------------------------------------------------------------

                  A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows for the nine months ended December 31, 1995 and the years ended March 31, 1995 and 1994:

====================================================================================================
                                              Nine Months Ended,               Years Ended,

                                                December 31,                      March 31,
                                                                ------------------------------------
                                                    1995                    1995              1994
----------------------------------------------------------------------------------------------------
                                                                (in thousands)
----------------------------------------------------------------------------------------------------
Income taxes at federal rate                       $1,070                   $623              $820

Differences resulting from:

State income taxes, net of federal tax benefit        103                     42                73

Amortization of purchase accounting adjustment         56                     10               229

Reduction in valuation allowance                                                             (297)

Other, net                                           (60)                   (12)               (7)
----------------------------------------------------------------------------------------------------
Income taxes                                       $1,169                   $663              $818
----------------------------------------------------------------------------------------------------

                  Since the Bank meets certain definition tests and other conditions prescribed by the Internal Revenue Code, it is allowed to deduct, with limitations, a bad debt deduction. This deduction can be computed as a percentage of taxable income before such deduction or based on experience.

                  As of December 31, 1995, the Company had net operating loss carryforwards, acquired in connection with the Homestead and Governors mergers, of approximately $2,640,000 for income tax purposes that expire over various time periods through the year 2008. As a result of the ownership changes, the utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. For financial reporting purposes, a valuation allowance of approximately $1,136,000 has been recognized primarily to offset the deferred tax assets related to the net operating loss carryforwards resulting from the Governors merger. If realized, the tax benefit for these operating loss carryforwards will be applied to reduce goodwill related to this merger.

15.      Parent Company Financial Information

===================================================================================================================

STATEMENTS OF FINANCIAL CONDITION                                         December 31,           March 31,
-------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    1995                       1995
-------------------------------------------------------------------------------------------------------------------
Assets:
Investments in and advances to subsidiaries                                    $25,713                    $21,940

Cash and cash equivalents                                                       18,505                      1,018

Other assets                                                                        45                         87
-------------------------------------------------------------------------------------------------------------------
Total                                                                          $44,263                    $23,045
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:

Accounts payable and accrued expenses                                             $429                       $614

Redeemable subordinated debentures                                                                          1,985
-------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                  429                      2,599
-------------------------------------------------------------------------------------------------------------------
Shareholders' Equity:

Preferred stock                                                                 14,365                      4,025

Common stock                                                                        66                         37

Additional paid-in-capital                                                      26,035                     14,362

Retained earnings                                                                3,368                      2,022
-------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                      43,834                     20,446
-------------------------------------------------------------------------------------------------------------------
Total                                                                          $44,263                    $23,045
-------------------------------------------------------------------------------------------------------------------

========================================================================================================================
                                                                          Nine Months

STATEMENTS OF INCOME                                               Ended December 31,        Year Ended March 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                 1995              1994             1995            1994
------------------------------------------------------------------------------------------------------------------------
                                                                          (unaudited)
------------------------------------------------------------------------------------------------------------------------
Income:

Interest                                                       $196              $336             $410            $285

Other                                                           134                72               96              96
------------------------------------------------------------------------------------------------------------------------
Total                                                           330               408              506             381
------------------------------------------------------------------------------------------------------------------------
Expenses:

Interest                                                         31               180              240             220

General and administrative                                      207               171              278             136
------------------------------------------------------------------------------------------------------------------------
Total                                                           238               351              518             356
------------------------------------------------------------------------------------------------------------------------
Income (loss) before undistributed

 earnings of subsidiaries and income tax benefit                 92                57             (12)              25

Income tax expense (benefit)                                     33                19              (5)              89
------------------------------------------------------------------------------------------------------------------------
Income (loss) before undistributed earnings of subsidiaries      59                38              (7)            (64)

Equity in undistributed earnings of subsidiaries              1,918               851            1,174           2,157
------------------------------------------------------------------------------------------------------------------------
Net income                                                   $1,977              $889           $1,167          $2,093
------------------------------------------------------------------------------------------------------------------------

========================================================================================================================
                                                              Nine Months Ended,

STATEMENTS OF CASH FLOWS                                       December 31, 1995            Year Ended March 31,
------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                        1995                     1995               1994
------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                          $1,977                   $1,167             $2,093

Adjustments to reconcile net income to net cash

 provided by operating activities                                    (916)                    (895)            (1,462)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            1,061                      272                631
------------------------------------------------------------------------------------------------------------------------
Investing Activities:

Additional investment in subsidiary                                (3,000)                  (1,500)

Purchase of Governors Bank subsidiary                                                       (5,154)

Other, net                                                                                    (148)              (144)
------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              (3,000)                  (6,802)              (144)
------------------------------------------------------------------------------------------------------------------------
Financing Activities:

Sale of common and preferred

  stock, net of stock issuances costs                               19,404                                       6,949

Cash dividends                                                       (631)                    (519)              (280)

Other, net                                                             653                      113               (45)
------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 19,426                    (406)              6,624
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                    17,487                  (6,936)              7,111

Cash and cash equivalents at beginning of year                       1,018                    7,954                843
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                           $18,505                   $1,018             $7,954
------------------------------------------------------------------------------------------------------------------------

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

         Accrued interest receivable: The fair value of accrued interest receivable is assumed to be equal to the carrying value due to its short maturity.

         Off-balance-sheet instruments: Fair values for the Bank's lending commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counterparties' credit standing.

         Deposit liabilities: The fair value disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable- rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual monthly maturities on time deposits.

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

                  The  estimated   fair  values  of  the   Company's   financial
instruments are as follows:

===========================================================================================================================
                                                               At December 31,                       At March 31,
                                                         ---------------------------        -------------------------------
                                                                    1995                                 1995
                                                         ---------------------------        -------------------------------
                                                            Carrying       Fair                 Carrying         Fair

(in thousands)                                               Amount       Value                  Amount         Value
---------------------------------------------------------------------------------------------------------------------------
Assets

Cash and interest-bearing deposits                            $54,373      $54,373                 $17,901        $17,901

Investments                                                    10,622       10,779                  14,103         14,179

Loans receivable - net                                        216,756      219,823                 227,940        228,537

Premium on sale of loans                                          401          460                     485            550

Accrued interest receivable                                     1,796        1,796                   2,041          2,041
---------------------------------------------------------------------------------------------------------------------------
     Total financial assets                                   283,948     $287,231                 262,470       $263,208
                                                                      ==============
-----------------------------------------------------------------------------------------------------------================
Non-financial assets                                           19,713                               17,569
---------------------------------------------------------------------------------------------------------------------------
Total assets                                                 $303,661                             $280,039
---------------------------------------------------------------------------------------------------------------------------
Liabilities

Deposits                                                     $225,059     $225,059                $229,735       $229,877

FHLB advances                                                  25,000       25,000                  15,000         14,976

Securities sold under agreements to repurchase                  2,350        2,350                   2,748          2,748

Redeemable subordinated debentures                                                                   1,985          1,985

Bank drafts payable                                             3,155        3,155                   4,148          4,148
---------------------------------------------------------------------------------------------------------------------------
   Total financial liabilities                                255,564     $255,564                 253,616       $253,734
----------------------------------------------------------------------=============------------------------================
Non-financial liabilities                                       4,263                                5,977
---------------------------------------------------------------------------------------------------------------------------
Total liabilities                                            $259,827                             $259,593
---------------------------------------------------------------------------------------------------------------------------

                  The fair value of demand deposits is the amount payable on demand, without adjusting for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is not considered in the above fair value amount nor is it recorded as an intangible asset in the balance sheet.

                  The Bank's commitments to extend credit are either extensions to fund variable rate loans or fixed rate loans. The fair value of commitments to extend credit is $14,500, $20,000 and $9,000 at December 31, 1995, March 31, 1995 and 1994, respectively.

17.      Segment Information

                  As of April 1, 1995 all mortgage banking activities were included as part of banking activities. Mortgage banking related activities are considered incidental to the Bank's strategic plan and are performed in order to accommodate banking customer and market needs.

               During the years ended March 31, 1995 and 1994, the Company operated in two industry segments (as defined by Statement of
          Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise"). The two industry segments were
                                                        63
         banking and mortgage banking. However, due to the significant decline in the mortgage banking industry, the Company significantly reduced its operations in mortgage banking activities. As a result of the Company's reduction in mortgage banking activities, the Company no longer operates in the mortgage banking industry segment (as defined by SFAS No. 14).

                  Revenues in the banking segment consist primarily of interest on mortgage loans and investment securities. Mortgage banking activities derive revenues primarily from interest on loans held for sale, sales of loans in the secondary mortgage market, sale of loan servicing rights, and fees on loans serviced. Intercompany transactions have been eliminated from the industry segments and consolidated financial data presented below. The following is a presentation of the revenues, operating profits (losses), assets, and capital expenditures for the years ended March 31, 1995 and 1994:

====================================================================================================================================
                                            Banking                         Mortgage Banking                    Consolidated

                                      Year ended March 31,                Year ended March 31,              Year ended March 31,
                                 ------------------------------       ----------------------------      ----------------------------
                                       1995          1994                  1995          1994                1995         1994
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------
Net interest income after

   provision for loan losses             $7,394        $5,756                $1,297       $1,005              $8,691        $6,761

Non-interest income                       1,211           735                                                  1,211           735

Mortgage banking income                                                       1,788        3,654               1,788         3,654

Depreciation                                280           308                   179          101                 459           409

Non-interest expense                      5,365         4,169                 4,036        4,161               9,401         8,330
------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                      $2,960        $2,014              $(1,130)         $397              $1,830        $2,411
------------------------------------------------------------------------------------------------------------------------------------
                                      March 31,

                                           1995
------------------------------------------------------------------------------------------------------------------------------------
Assets

   Banking                             $275,374

   Mortgage banking                       4,665
------------------------------------------------------------------------------------------------------------------------------------
                                       $280,039
------------------------------------------------------------------------------------------------------------------------------------
Capital expenditures, net:

   Banking                               $2,275

   Mortgage banking                         349
------------------------------------------------------------------------------------------------------------------------------------
                                         $2,624
------------------------------------------------------------------------------------------------------------------------------------

18.      Subsequent Event

                  On January 19, 1996, the Company acquired Banyan Bank ("Banyan") for $9,701,320, plus $60,000 in merger related costs. The purchase price was determined based upon a multiple of Banyan's equity balance, limited to a specified amount, as of the last day of the month prior to closing. The Company used proceeds from the November 1995 public offering to purchase Banyan.

                  Banyan was a state chartered commercial bank headquartered in Boca Raton, Florida. Banyan had total assets at December 31, 1995 of approximately $54,000,000, total deposits of $49,000,000 and two full service branches located in Boca Raton, and Boynton Beach, Florida.

                  The   acquisition   was   accounted  for  as  a  purchase  and
         approximately $5,000,000 in goodwill was recognized representing the purchase price in excess of the fair value of the net assets acquired. Goodwill will be amortized over 15 years using the straight-line method.

Report of Independent
Certified Public Accountants







The Shareholders and
the Board of Directors
of Republic Security
Financial Corporation

         We have audited the accompanying consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of December 31, 1995 and March 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the nine-month transition period ended December 31, 1995 and for each of the two years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at December 31, 1995 and March 31, 1995, and the consolidated results of their operations and their cash flows for the nine-month transition period ended December 31, 1995, and for each of the two years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

         As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended March 31, 1994.

Ernst & Young LLP

/S/ Ernst & Young LLP

West Palm Beach, Florida
January 19, 1996

Item  9. Changes  in  and  Disagreements   with  Accountants  on  Accounting and
         Financial Disclosure

         None.
                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         The information required by this Item 10 is set forth in the Registrant's "Notice of Annual Meeting of Shareholders to be Held on April 24, 1996" (Proxy Statement) on page 2 through 3 and such information is incorporated herein by reference.

Item 11.          Executive Compensation

         The information required by this Item 11 is set forth in Registrant's "Notice of Annual Meeting of Shareholders to be Held on April 24, 1996" (Proxy Statement) on page 4 and such information is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item 12 is set forth in Registrant's "Notice of Annual Meeting of Shareholders to be Held on April 24, 1996" (Proxy Statement) on page 1 and such information is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         The information required by this Item 13 is set forth in Registrant's "Notice of Annual Meeting of Shareholders to be Held on April 24, 1996" (Proxy Statement) on pages 3 and 9 and such information is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) Financial Statements, Schedules and Exhibits:

1. Financial Statements                                                    Page

   Consolidated statements of financial condition at December 31, 1995 and
    March 31, 1995...........................................................38

   Consolidated statements of income for nine months ended December 31, 1995 and years ended March 31, 1995 and 1994..................................39

   Consolidated statements of shareholders' equity for nine months ended
    December 31, 1995 and years ended March 31, 1995, and 1994...............40

   Consolidated statements of cash flows for nine months ended
    December 31, 1995 and years ended March 31, 1995 and 1994................41

   Notes to consolidated financial statements................................42

2. Financial Statement Schedules

   All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Exhibits
2.  a) Agreement and plan of merger by and among Republic Security
       Financial Corporation, Republic Security Bank, a Federal Savings Bank, Governors Bank Corporation and Governors Bank.*****
    b) Stock, Purchase Agreement by and among Republic Security Financial Corporation, Republic Security Bank, FSB and all the Shareholders of Banyan Bank. *********
3. a) Articles of Incorporation, as amended of Republic Security Financial Corporation.*
    b) Bylaws, as amended of Republic Security Financial Corporation.*
    c) Articles of Incorporation, as amended of Republic Security Financial Corporation.*****
    d) Articles of Incorporation, as amended, of Republic Security Financial Corporation.*****
    e) Articles of Amendment to Articles of Incorporation of Republic Security Financial Corporation.
4. a) Form of Indenture to be entered into between Republic Security Financial Corporation and Mellon Bank, N.A.*
    b) Form of Equity Contract Agency Agreement to be entered into between Republic Security Financial Corporation and Mellon Bank, N.A.*
    c) Debentures (contained in Sections 202 and 204 of Exhibit 4(a)).*
    d) Mandatory Stock Purchase Contracts (contained in Exhibits A and B to
       Exhibit 4(b)).*
    e) Rights Agreement by and between Republic Security Financial Corporation and IBJ Schroder Bank and Trust Company *******

10. a) Officers and Directors Liability Insurance Policy.*
    b) Savings and Loan Blanket Bond Policy.*
    c) Employment Agreement between Registrant and R.E. Schupp, as amended.*
    d) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.*
    e) Employment Agreement between Registrant and Richard J. Haskins.*
    f) Employment Agreement between Republic Security Bank and
       Richard J. Haskins, as amended.**
    g) Employment Agreement between Republic Security Bank and Ronald N. Long.*
    h) Description of Employment Arrangement for Philip A. Cody.*
    i) Lease Agreement dated February 28, 1985 between Registrant and
       First American Bank and Trust, for executive offices at 675 West Indiantown Road.*
    j) Lease Agreement dated February 6, 1984, as amended, between Republic Security Bank and Guy W. Held, as Trustee, for the branch at 851 West Indiantown Road.*
    k) Lease Agreement dated as of March 1, 1985, between Republic Security Bank and K&R Associates, for the branch in Delray Beach.*
    l) Agreement dated as of June 13, 1985, between Data Systems Leasing, Inc., Registrant and Bank of New England, N.A.*
    m) Forms of Supplement Executive Retirement Plan Agreements.*
    n) Supplemental Executive Retirement Program Agreement -
                  Richard J. Haskins**
    o) Supplemental Executive Retirement Program Agreement -
                  R. E. Schupp.**
    p) Restricted Stock Plan.**
    q) Restricted Stock Plan Agreement - Richard J. Haskins.**
    r) Restricted Stock Plan Agreement - R. E. Schupp.**
    s) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.***
    t) Employment Agreement between Republic Security Bank and
       Richard J. Haskins, as amended. ***
    u) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.*****
    v) Employment Agreement between Republic Security Bank and
       Richard J. Haskins, as amended. *****
    w) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.*****
    x) Employment Agreement between Republic Security Bank and
       Richard J. Haskins, as amended. *****
    y) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Rudy E. Schupp ********
    z) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Richard J. Haskins ********
   aa) Form of Stock Appreciation Rights Agreement between Republic Security Financial Corporation and non employee directors ********

11.    a) Statement RE: Computation of Per Share Earnings ********

21.    a) Subsidiaries.********

22.       a) 1995 Proxy Statement. **********

      *         Incorporated by reference to Registration Statement on
                Form S-1, File No. 2-99505.
      **        Incorporated  by  reference  to Form  10-K  as  filed  with  the
                Securities and Exchange Commission on June 28, 1990.
      ***         Incorporated  by  reference  to Form  10-K as  filed  with the
                  Securities and Exchange Commission on June 26, 1992.
      ****      Incorporated  by  reference  to Form  10-K,  as  filed  with the
                Securities and Exchange Commission on June 26, 1993.
      ***** Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 24, 1994
      ******* Incorporated by reference to Registration Statement in Form 8-A as filed with the Securities and Exchange Commission on April 27, 1995.
      ********  Filed herewith
      ********* Incorporated by reference to Registration Statement on Form S-1,
                File No. 33-62847
      **********Incorporated by reference to the Proxy Statement for registrants's Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 28, 1996.
--------------------------------------------------------------------------------

      b)  Reports on Form 8-K
          Not applicable

      c)  Exhibit Index
          10.(y) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Rudy E. Schupp
             (z) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Richard J. Haskins
            (aa) Form of Stock Appreciation Rights Agreement between Republic Security Financial Corporation and non employee directors
          11.(a)  Statement RE: Computation of Per Share Earnings.
          21.(a)  Subsidiaries.

                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC SECURITY FINANCIAL CORPORATION

BY:           /S/ Rudy E. Schupp
            -------------------------------------------------------
              Rudy E. Schupp

              Chairman of the Board

              Chief Executive Officer



BY:           /S/ Richard J. Haskins
            -------------------------------------------------------
              Richard J. Haskins

              Executive Vice President

              Chief Financial and Accounting Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ H. Gearl Gore                     /s/ Victor Siegel
---------------------------------   --------------------------------------------
H. Gearl Gore, Director               Victor Siegel, Director

/s/ Richard J. Haskins                /s/ William F. Spitznagel
---------------------------------   --------------------------------------------
Richard J. Haskins, Director          William F. Spitznagel, Director

/s/ Lennart Lindahl                   /s/ Bruce E. Wiita
---------------------------------   --------------------------------------------
Lennart Lindahl, Director             Bruce E. Wiita, Director

/s/ Richard C. Rathke                 /s/ Rudy E. Schupp
---------------------------------   --------------------------------------------
Richard C. Rathke, Director           Rudy E. Schupp, Director

/s/ William F. Wolfson
---------------------------------
William F. Wolfson, Director

                                                                  Exhibit 10 (y)

                     REPUBLIC SECURITY FINANCIAL CORPORATION

                       STOCK APPRECIATION RIGHTS AGREEMENT


                  This Agreement is made and entered into as of December 20, 1995 by and between RUDY E. SCHUPP ("Schupp") and REPUBLIC SECURITY FINANCIAL CORPORATION, a Florida corporation (the "Corporation").

                  WHEREAS, the Board of Directors desires to provide Schupp additional compensation in the form of long-term incentives so that he will be motivated to remain in the long-term employ of the Corporation; and

                  WHEREAS, the Board of Directors desires that such incentives be directly related to the performance of the Corporation's common stock and the interests of its shareholders;

                  NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

                 1. Awards. As of December 20, 1995 (the "Effective Date"), the Corporation hereby awards Schupp 500,000 stock appreciation rights ("SARs") in two parts as follows: Part A -- 100,000 SARs and Part B -- 400,000 SARs.

                 2. Vesting. The SARs shall, except as provided herein, vest and become immediately exercisable as follows: Part A shall vest on January 1, 1997 and Part B shall vest on January 1, 1998. Notwithstanding the foregoing, all SARs shall vest and become immediately exercisable upon the occurrence of any one of the following events: (a) Schupp's death or termination of employment due to permanent disablement or (b) the occurrence of a change of control of the Corporation. For purposes of this Agreement, the following terms shall have the following meanings: The term "permanent disablement" shall mean Schupp's inability to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment and which has lasted or can be expected to last for a continuous period of not less than twelve months. A "change of control" shall be deemed to have occurred when any "person" (as used in Section 13(d) of the Securities Exchange Act of 1934), directly or indirectly, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), of 50% or more of the Corporation's common stock then outstanding.

                  3. SAR Term. All of the unexercised SARs shall expire on January 1, 2006. In no event shall any of the SARs awarded herein be exercisable after January 1, 2006.

                  4.       Base Value.  The SARs shall have the following Base
Values:  Part A SARs at $5.75 per SAR and Part B SARs at $8.00 per SAR.

                  5. Termination of Employment. If Schupp voluntarily terminates his employment with the Corporation or is terminated for cause, any SARs which, on the date of such termination, are not vested, or which are vested and shall not have been exercised, shall automatically terminate and be forfeited to the Corporation. If Schupp is terminated by the Corporation for any reason other than for cause, Schupp shall, on the date of such termination, forfeit all SARs which are not then vested and all SARs which are vested shall thereupon automatically be exercised.

                 6. Death or Disability. If, while employed by the Corporation, Schupp dies or suffers permanent disablement, all SARs shall immediately vest and be exercised.

                  7. Exercise. SARs, once vested, may be exercised by Schupp by giving written notice of such exercise to the Corporation, at its principal executive offices, attention: Secretary. Such notice shall specify the SARs to be exercised. Upon exercise, the Corporation shall pay Schupp in cash the Net Appreciation (defined below) within 60 days of exercise, less the amount equal to the federal, state, local and other taxes required to be withheld by the Corporation with respect thereto. The date of exercise shall be the date on which such notice is actually received by the Corporation.

                  "Net Appreciation" for each SAR shall mean the Market Price of the common stock of the Corporation on the date of exercise less the Base Value. "Market Price" shall mean the closing price as reported in The Wall Street Journal for the common stock for the trading day immediately preceding the date of exercise.

                  8.       Additional Provisions.

                  (a) Neither the SARs nor any of Schupp's rights or interests therein shall be assignable or transferable by Schupp other than by will, the laws of descent and distribution or a transfer to a trust approved by the Board of Directors in its discretion. Except as expressly provided herein, SARs shall be exercisable only by Schupp. No SARs may be pledged or encumbered in any way. SARs shall immediately expire and terminate if they become transferred due to execution, attachment or similar legal process.

                  (b) Nothing contained herein shall be construed as giving Schupp any right to be retained in the employ of the Corporation, or interfere in any way with the right of the Corporation to terminate the employment of Schupp.

                  (c) In the event of any change in the outstanding number of shares of common stock of the Corporation by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination or exchange of shares, or any rights to purchase shares at a price substantially below fair market value, or any similar change affecting the shares, the number of SARs awarded hereunder and their Base Value shall be appropriately adjusted consistent with such change to prevent dilution or enlargement of the rights of the Schupp. In the event of a dispute as to any such adjustment, the determination thereof by the Compensation Committee of the Board of Directors of the Corporation shall be final and binding on the parties hereto.

                  (d) Schupp shall have no rights as a shareholder of the Corporation with respect to any unexercised SARs.

                  (e) This Agreement shall be governed and interpreted in accordance with the laws of the State of Florida and may be amended only by the written agreement of both of the parties hereto.

                  IN WITNESS WHEREOF, the parties hereto have entered into this agreement as of the date first above written.

                                                REPUBLIC SECURITY FINANCIAL
                                                CORPORATION



_______________________________                 By: ___________________________
Rudy E. Schupp                                      Lennart E. Lindahl, Jr.,
                                                    Vice Chairman

                                                                 Exhibit 10  (z)

                     REPUBLIC SECURITY FINANCIAL CORPORATION

                       STOCK APPRECIATION RIGHTS AGREEMENT


                  This Agreement is made and entered into as of December 20, 1995 by and between RICHARD J. HASKINS ("Haskins") and REPUBLIC SECURITY FINANCIAL CORPORATION, a Florida corporation (the "Corporation").

                  WHEREAS, the Board of Directors desires to provide Haskins additional compensation in the form of long-term incentives so that he will be motivated to remain in the long-term employ of the Corporation; and

                  WHEREAS, the Board of Directors desires that such incentives be directly related to the performance of the Corporation's common stock and the interests of its shareholders;

                  NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

                  1. Awards. As of December 20, 1995 (the "Effective Date"), the Corporation hereby awards Haskins 200,000 stock appreciation rights ("SARs") in two parts as follows: Part A -- 50,000 SARs and Part B -- 150,000 SARs.

                  2. Vesting. The SARs shall, except as provided herein, vest and become immediately exercisable as follows: Part A shall vest on January 1, 1997 and Part B shall vest on January 1, 1998. Notwithstanding the foregoing, all SARs shall vest and become immediately exercisable upon the occurrence of any one of the following events: (a) Haskins's death or termination of employment due to permanent disablement or (b) the occurrence of a change of control of the Corporation. For purposes of this Agreement, the following terms shall have the following meanings: The term "permanent disablement" shall mean Haskins's inability to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment and which has lasted or can be expected to last for a continuous period of not less than twelve months. A "change of control" shall be deemed to have occurred when any "person" (as used in Section 13(d) of the Securities Exchange Act of 1934), directly or indirectly, becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), of 50% or more of the Corporation's common stock then outstanding.

                  3. SAR Term. All of the unexercised SARs shall expire on January 1, 2006. In no event shall any of the SARs awarded herein be exercisable after January 1, 2006.

                  4.       Base Value.  The SARs shall have the following Base
Values:  Part A SARs at $5.75 per SAR and Part B SARs at $8.00 per SAR.

                  5. Termination of Employment. If Haskins voluntarily terminates his employment with the Corporation or is terminated for cause, any SARs which, on the date of such termination, are not vested, or which are vested and shall not have been exercised, shall automatically terminate and be forfeited to the Corporation. If Haskins is terminated by the Corporation for any reason other than for cause, Haskins shall, on the date of such termination, forfeit all SARs which are not then vested and all SARs which are vested shall thereupon automatically be exercised.

                  6. Death or Disability. If, while employed by the Corporation, Haskins dies or suffers permanent disablement, all SARs shall immediately vest and be exercised.

                  7. Exercise. SARs, once vested, may be exercised by Haskins by giving written notice of such exercise to the Corporation, at its principal executive offices, attention: Secretary. Such notice shall specify the SARs to be exercised. Upon exercise, the Corporation shall pay Haskins in cash the Net Appreciation (defined below) within 60 days of exercise, less the amount equal to the federal, state, local and other taxes required to be withheld by the Corporation with respect thereto. The date of exercise shall be the date on which such notice is actually received by the Corporation.

                  "Net Appreciation" for each SAR shall mean the Market Price of the common stock of the Corporation on the date of exercise less the Base Value. "Market Price" shall mean the closing price as reported in The Wall Street Journal for the common stock for the trading day immediately preceding the date of exercise.

                  8.       Additional Provisions.

                  (a) Neither the SARs nor any of Haskins's rights or interests therein shall be assignable or transferable by Haskins other than by will, the laws of descent and distribution or a transfer to a trust approved by the Board of Directors in its discretion. Except as expressly provided herein, SARs shall be exercisable only by Haskins. No SARs may be pledged or encumbered in any way. SARs shall immediately expire and terminate if they become transferred due to execution, attachment or similar legal process.

                  (b) Nothing contained herein shall be construed as giving Haskins any right to be retained in the employ of the Corporation, or interfere in any way with the right of the Corporation to terminate the employment of Haskins.

                  (c) In the event of any change in the outstanding number of shares of common stock of the Corporation by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination or exchange of shares, or any rights to purchase shares at a price substantially below fair market value, or any similar change affecting the shares, the number of SARs awarded hereunder and their Base Value shall be appropriately adjusted consistent with such change to prevent dilution or enlargement of the rights of the Haskins. In the event of a dispute as to any such adjustment, the determination thereof by the Compensation Committee of the Board of Directors of the Corporation shall be final and binding on the parties hereto.

                  (d) Haskins shall have no rights as a shareholder of the Corporation with respect to any unexercised SARs.

                  (e) This Agreement shall be governed and interpreted in accordance with the laws of the State of Florida and may be amended only by the written agreement of both of the parties hereto.

                  IN WITNESS WHEREOF, the parties hereto have entered into this agreement as of the date first above written.

                                                  REPUBLIC SECURITY FINANCIAL
                                                  CORPORATION



___________________________                       By: __________________________
Richard J. Haskins                                    Lennart E. Lindahl, Jr.,
                                                      Vice Chairman

                                                                 Exhibit 10 (aa)

                     REPUBLIC SECURITY FINANCIAL CORPORATION

                       STOCK APPRECIATION RIGHTS AGREEMENT


                  This Agreement is made and entered into as of December 20, 1995 by and between [name of grantee] ("Grantee") and REPUBLIC SECURITY FINANCIAL CORPORATION, a Florida corporation (the "Corporation").

                  WHEREAS, the Board of Directors has determined to compensate the non-employee directors, in part, with long-term incentive compensation in recognition of the directors' policy to manage the business and affairs of the Corporation in the long-term interests of the shareholders; and

                  WHEREAS, in accordance therewith, the Board of Directors desires that such compensation be directly related to the performance of the Corporation's common stock;

                  NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

                  1. Awards. As of December 20, 1995 (the "Effective Date"), the Corporation hereby awards Grantee 20,000 stock appreciation rights ("SARs") in two parts as follows: Part A -- 10,000 SARs and Part B -- 10,000 SARs.

                  2. Vesting. The SARs shall, except as provided herein, vest and become immediately exercisable as follows: Part A shall vest on January 1, 1997 and Part B shall vest on January 1, 1998.

                  3. SAR Term. All of the unexercised SARs shall expire on January 1, 2006. In no event shall any of the SARs awarded herein be exercisable after January 1, 2006.

                  4.       Base Value.  The SARs shall have the following Base
Values:  Part A SARs at $5.75 per SAR and Part B SARs at $8.00 per SAR.

                  5. Termination of Term as Director. If Grantee's term as a director of the Corporation ends due to resignation, removal or failure to be re-elected, any SARs which, on the date of the end of Grantee's term as a director, are not vested, or which are vested and shall not have been exercised, shall automatically terminate and be forfeited to the Corporation.

                  6. Death or Disability. If, while serving as a director of the Corporation, Grantee dies or suffers permanent disablement, all SARs shall immediately vest and be exercised. For purposes of this Agreement, the term "permanent disablement" shall mean Grantee's inability to engage in any substantial gainful activity by reason of a medically determinable physical or mental impairment and which has lasted or can be expected to last for a continuous period of not less than twelve months.


                  7. Exercise. SARs, once vested, may be exercised by Grantee by giving written notice of such exercise to the Corporation, at its principal executive offices, attention: Secretary. Such notice shall specify the SARs to be exercised. Upon exercise, the Corporation shall pay Grantee in cash the Net Appreciation (defined below) within 60 days of exercise, less the amount equal to the federal, state, local and other taxes required to be withheld by the Corporation with respect thereto. The date of exercise shall be the date on which such notice is actually received by the Corporation.

                  "Net Appreciation" for each SAR shall mean the Market Price of the common stock of the Corporation on the date of exercise less the Base Value. "Market Price" shall mean the closing price as reported in The Wall Street

Journal for the common stock for the trading day immediately preceding the date of exercise.

                  8.       Additional Provisions.

                  (a) Neither the SARs nor any of Grantee's rights or interests therein shall be assignable or transferable by Grantee other than by will, the laws of descent and distribution or a transfer to a trust approved by the Board of Directors in its discretion. Except as expressly provided herein, SARs shall be exercisable only by Grantee. No SARs may be pledged or encumbered in any way. SARs shall immediately expire and terminate if they become transferred due to execution, attachment or similar legal process.

                  (b) In the event of any change in the outstanding number of shares of common stock of the Corporation by reason of any stock dividend, recapitalization, reorganization, merger, consolidation, split-up, combination or exchange of shares, or any rights to purchase shares at a price substantially below fair market value, or any similar change affecting the shares, the number of SARs awarded hereunder and their Base Value shall be appropriately adjusted consistent with such change to prevent dilution or enlargement of the rights of the Grantee. In the event of a dispute as to any such adjustment, the determination thereof by the Compensation Committee of the Board of Directors of the Corporation shall be final and binding on the parties hereto.

                  (c) Grantee shall have no rights as a shareholder of the Corporation with respect to any unexercised SARs.

                  (d) This Agreement shall be governed and interpreted in accordance with the laws of the State of Florida and may be amended only by the written agreement of both of the parties hereto.

                  IN WITNESS WHEREOF, the parties hereto have entered into this agreement as of the date first above written.

                                                  REPUBLIC SECURITY FINANCIAL
                                                  CORPORATION



___________________________                       By: __________________________
[name of grantee]                                     Rudy E. Schupp,
                                                      Chairman of the Board

                                                              EXHIBIT 11(a)

STATEMENT 11. RE: Computation of Per Share Earnings
=============================================================================================================================
                                                              Nine Months Ended,                     Years Ended

                                                                December 31,                           March 31,

                                                                    1995                    1995                    1994
-----------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS:

Average shares outstanding                                       4,843,166               3,631,774                2,919,744

Net effect of dilutive stock options,

 warrants and equity contracts based on the modified

 treasury stock method using average market price                  331,522                 841,745                1,006,916
-----------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding              5,174,688               4,473,519                3,926,660
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and

  accounting change                                             $1,977,000              $1,167,000               $1,593,000

Add income effect of utilizing net proceeds from

 conversion of options, warrants and equity

 contracts to reduce debt and invest excess in

 government bonds - net of income tax effect                                               158,000                  212,000

Deduct preferred dividends                                         329,000                 302,000                  165,000
-----------------------------------------------------------------------------------------------------------------------------
Income before extraordinary item and accounting

 change available to common stockholders                        $1,648,000              $1,023,000               $1,640,000
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share before extraordinary item

 and accounting change                                                $.32                    $.23                     $.42
-----------------------------------------------------------------------------------------------------------------------------
Net income                                                      $1,977,000              $1,167,000               $2,093,000

Add income effect of utilizing net proceeds from

 conversion of options, warrants and equity

 contracts to reduce debt and invest excess in

 government bonds - net of income tax effect                                               158,000                  212,000

Deduct preferred stock dividends                                   329,000                 302,000                  165,000
-----------------------------------------------------------------------------------------------------------------------------
Net income available to common stockholders                     $1,648,000              $1,023,000               $2,140,000
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                    $.32                    $.23                     $.55
-----------------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS:

Average shares outstanding                                       4,843,166

Net effect of diluitive stock options,

 warrants and equity contracts based on the modified

 treasury stock method using average market price                2,954,184
-----------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding              7,797,350
-----------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $1,977,000
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share                                                    $.25
-----------------------------------------------------------------------------------------------------------------------------

                                                              EXHIBIT 21(a)
SUBSIDIARIES OF REGISTRANT


1.       Republic Security Bank, a State Chartered Commercial Bank.

2.       Republic Brokerage Corporation, a Florida corporation.

4.       Governors Bank Corporation, a Florida corporation.