Form 10-Q
period 1996-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1996-05-15
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the period ended March 31, 1996

                                        OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                           Outstanding as of March 31, 1996
- - -----                                           --------------------------------
Common Stock
par value $.01                                             6,902,131
Outstanding

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                            Page
PART I:   FINANCIAL INFORMATION

Item 1:

          Condensed Consolidated Statements of Financial Condition
          March 31, 1996 and December 31, 1995................................1

          Condensed Consolidated Statements of Income for the
          three months ended March 31, 1996 and 1995..........................2

          Condensed Consolidated Statements of Shareholders' Equity
          for the nine months ended December 31, 1995 and for
          the three months ended March 31, 1996...............................3

          Condensed Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995..........................4

          Notes to Condensed Consolidated Financial Statements................5

Item 2

          Management's Discussion and Analysis of Financial Condition and
          Results of Operations...............................................7

PART II:  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K....................................8

          a)       The following reports are included herein:
                   (11) Statement regarding Computation of Earnings Per Share
          b)       A report on Form 8-K was filed on January 19, 1996

          Signatures.........................................................10


CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
====================================================================================================================================
(amounts in thousands except share and per share data)                                       1996               1995
                                                                                         (unaudited)
- - ------------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and amounts due from depository institutions                                           $12,335          $   3,211
Interest-bearing deposits in other financial institutions                                    25,896             51,162
Investments held to maturity (market value of $5,764 and $10,779 at
  March 31, 1996 and December, 31, 1995, respectively)                                        5,721             10,622
Loans receivable - net                                                                      250,086            216,756
Property and equipment - net                                                                  7,687              7,192
Other real estate owned - net                                                                 1,686              1,340
Goodwill - net                                                                                8,085              2,994
Loan servicing rights - net                                                                   2,418              2,546
Accrued interest receivable                                                                   1,867              1,796
Other assets                                                                                  7,657              6,042
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                      $323,438           $303,661
====================================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                   $266,277           $225,059
Federal Home Loan Bank advances                                                                                 25,000
Securities sold under agreements to repurchase                                                1,921              2,350
Advances from borrowers for taxes and insurance                                               1,289                581
Bank drafts payable                                                                           4,932              3,155
Other liabilities                                                                             3,934              3,682
- - ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                           278,353            259,827
- - ------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:  Series "A" -
  379,000 and 401,500 shares issued and outstanding at March 31, 1996
    and December 31, 1995, respectively.                                                      3,790              4,015
  Series "C" - 1,035,000 shares issued and outstanding at March 31, 1996
    and December 31, 1995, respectively                                                      10,350             10,350
Common stock $.01 par value; 20,000,000 shares authorized;
  6,902,131 and  6,587,653 shares issued and outstanding at
  March 31, 1996 and December 31, 1995, respectively                                             69                 66
Additional paid-in capital                                                                   27,263             26,035
Retained earnings                                                                             3,613              3,368
- - ------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                   45,085             43,834
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                      $323,438           $303,661
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================================
                                                                        Three months ended March 31,
                                                                                (unaudited)
 (amounts in thousands except share and per share data)                    1996               1995
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest Income:
Interest on loans                                                        $5,478             $4,874
Interest and dividends on  investments                                      628                378
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          6,106              5,252
- - ------------------------------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                      2,614              2,145
Interest on borrowings                                                       65                343
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          2,679              2,488
- - ------------------------------------------------------------------------------------------------------------------------------------
Net interest income                                                       3,427              2,764
Provision for loan losses                                                    25                 25
- - ------------------------------------------------------------------------------------------------------------------------------------
Net interest income after  provision for loan losses                      3,402              2,739
- - ------------------------------------------------------------------------------------------------------------------------------------
Non-interest Income:
Mortgage trading income                                                                         45
Gain on sale of loans                                                        37                 97
Other income                                                                976                659
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                          1,013                801
- - ------------------------------------------------------------------------------------------------------------------------------------
Operating Expenses:
Employee compensation and benefits                                        1,595              1,333
Occupancy and equipment                                                     588                552
Professional fees                                                           148                215
Advertising and promotions                                                   81                 92
Communications                                                              128                108
Data processing                                                             143                 98
Insurance                                                                    82                150
Other                                                                       508                556
- - ------------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                     3,273              3,104
- - ------------------------------------------------------------------------------------------------------------------------------------
Income before taxes                                                       1,142                436
Provision for income taxes                                                  473                158
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                 $669               $278
====================================================================================================================================
Net income applicable to common stock                                      $417               $203
====================================================================================================================================
PER SHARE DATA:
Primary earnings per common share                                          $.06               $.05
Fully diluted earnings per common share                                    $.06               $.05
Dividends per common share                                                $.025               $.02
Average common shares and common stock equivalents outstanding            7,008              4,466
====================================================================================================================================

See notes to condensed consolidated financial statements


CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands except share and per share data)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                             Additional
                                                         Preferred             Common           Paid-in         Retained
                                                             Stock              Stock           Capital         Earnings
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                     $4,025                $37           $14,362           $2,022
Exercise of equity contracts - 634,476 shares                                       6             1,745
Exercise of warrants - 211,300 shares                                               2               818
Exercise of stock options - 2,668 shares                                                              7
Issuance of stock grants - 12,000 shares                                                             52
Conversion of preferred stock into common stock -
  2,469 shares                                                (10)                                   10
401(k) plan - 1,997 shares                                                                            8
Issuance of series "C" preferred stock -
  1,035,000 shares                                          10,350                                (850)
Issuance of common stock - 2,070,000 shares                                        21             9,883
Cash dividends - common stock                                                                                      (302)
Cash dividends - preferred stock series "A" and "C"                                                                (329)
Net income for nine months ended December 31, 1995                                                                1,977
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                  14,365                 66            26,035            3,368
Exercise of warrants - 258,903 shares                                               3             1,003
Conversion of preferred stock series "A"
  into common stock - 55,575 shares                          (225)                                  225
Cash dividends - common stock                                                                                      (172)
Cash dividends - preferred stock series "A" and "C"                                                                (252)
Net income for three months ended March 31, 1996                                                                     669
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1996                                    $14,140                $69           $27,263           $3,613
- - ------------------------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                                (unaudited)
                                                                                          1996                 1995
- - ------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                $669                 $278
Adjustments to reconcile  net income to net cash provided by operating activities:
Provision for loan losses                                                                   25                   25
Provision for depreciation                                                                 159                  146
Amortization of goodwill                                                                    80                   55
Gain on sale of loans -trading, loans and servicing                                       (37)                (142)
Loan costs deferred                                                                       (43)                 (71)
Loans originated for sale                                                              (3,622)              (2,302)
Purchase of loans for sale                                                                                    (938)
Sale of loans and loan participation certificates                                        3,659                7,442
Other - net                                                                                881                1,211
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                1,771                5,704
- - ------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in merger-net                                        15,235
Maturities and calls  of investments                                                     5,492                1,350
Purchases of investments held-to-maturity                                                (500)
Loans purchased for investment                                                                              (1,053)
Loans originated for investment                                                        (5,834)             (28,932)
Principal collected on loans                                                             7,617               14,094
Other - net                                                                                145              (2,687)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     22,155             (17,228)

- - ------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                           (4,234)              (2,513)
Proceeds from sales of certificates of deposit                                           5,606               26,720
Payment for maturing certificates of deposits                                         (16,593)             (10,930)
Decrease in FHLB advances                                                             (25,000)              (5,000)
Other - net                                                                                153                 (44)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (40,068)                8,233
- - ------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (16,142)              (3,291)
Cash and cash equivalents at beginning of period                                        54,373               21,192
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $38,231              $17,901
- - ------------------------------------------------------------------------------------------------------------------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company paid $130,000 and $100,000 in income taxes during the three months ended March 31, 1996 and 1995, respectively. The Company paid $2,864,000 and $2,431,000 interest on deposits and other borrowings during the three months ended March 31, 1996 and 1995, respectively. The Company had $128,000 and $58,000 of transfers from loans to OREO during the three months ended March 31, 1996 and 1995, respectively. Assets of $62 million were acquired and $57 million liabilities assumed related to the merger of Banyan Bank during the three months ended March 31, 1996.

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's mana gement, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of March 31, 1996 and December 31, 1995, and the results of operations for the three months ended March 31, 1996 and March 31, 1995, and changes in cash flows for the three months then ended.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10K-T for the nine month transition period ended December 31, 1995.

         The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Non-Performing Assets and Allowance for Loan Losses

                  At March 31, 1996, the Bank had $4,542,000 in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $25,000 for the three months ended March 31, 1996 and 1995.

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

3.       Merger

                  On January 19, 1996, the Company acquired Banyan Bank ("Banyan") for $9,701,320, plus $60,000 in merger related costs. The purchase price which was paid in the form of cash was determined based upon a multiple of Banyan's equity balance, limited to a specified amount, as of the last day of the month prior to closing.

                  Banyan was a state chartered commercial bank headquartered in Boca Raton, Florida. Banyan had total assets at January 19, 1996 of approximately $62,000,000, total deposits of $56,000,000 and two full service branches located in Boca Raton, and Boynton Beach, Florida.

               The acquisition was accounted for as a purchase and approximately $5,000,000 in goodwill was recognized representing the purchase price in excess of the fair value of the net assets acquired. Goodwill will be amortized over 15 years using the straight-line method.

4.       Commitments and Contingencies

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

                  At March 31, 1996, the Bank had adjustable rate commitments to extend credit of $20,330,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties .

               The United States House and Senate have passed legislation which provides for a charge to member of the Savings Association Insurance Fund (the SAIF) in order to bring the SAIF to the regulatory mandated level and for the eventual merger of the SAIF with the Bank Insurance Fund. The amount the Bank will be assessed if the legislation is enacted as currently drafted is estimated to be approximately $960,000 net of an assumed tax effect at 37%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Comparison of the Three Months Ended March 31, 1996 and 1995

Results of Operations

     The Company had net income of $669,000 or $.06 per common share for the three months ended March 31, 1996, compared to net income of $278,000 or $.05 per common share for the three months ended March 31, 1995. The increase in net income is due to an increase of $663,000 in net interest income and an increase of $212,000 in non-interest income, offset by an increase of $169,000 in operating expenses and a $315,000 increase in provision for income taxes. Earnings per share increased but was impacted by the $9.8 million common equity offering in November 1995 which resulted in an increase of 2,070,000 of common shares outstanding.

Net Interest Income

     Net interest income for the quarter ended March 31, 1996 increased $663,000 or 24% compared to the quarter ended March 31, 1995 due to a $29 million increase in interest-earning assets offset by a $4 million increase in interest-bearing liabilities. In addition, the net interest margin increased from 4.40% for the quarter ended March 31, 1995 to 4.87% for the quarter ended March 31, 1996. The Banyan bank acquisition is the primary contributor to the increases  in  interest-earning  assets  and  interest-bearing  liabilities.  In addition, the compositions of the Bank's loan and deposit portfolios have changed since March 31, 1995 to reflect an increase in commercial purpose and commercial real estate loans and an increase in business and personal transaction deposit accounts.

Non-Interest Income

         Non-interest income increased $212,000 or 26% due to an increase of $317,000 in other non-interest income offset by a decrease of $105,000 in mortgage trading income and gain on the sale of loans. The increase in other non-interest income for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995 is primarily due to an increase of $180,000 in service charges on deposit accounts and a $118,000 increase in fees related to loan accounts, ATM charges and other service fees. Gain on sale of loans decreased due to a decrease in loan production and the decrease in mortgage trading income is due to the timing of the trades as no mortgage trading transactions occurred in the quarter ended March 31, 1996.

Operating Expense

     Operating expenses increased $169,000 or 5% for the quarter ended March 31, 1996 compared to the quarter ended March 31, 1995. The increase in operating expenses is primarily related to employee compensation and benefits due to the Banyan Bank merger which increased the banking center network by two full-service offices. In addition, non recurring employee compensation and benefits were incurred during the quarter ended March 31, 1996 due to the absorption of Banyan Bank into the Bank. Likewise, the quarter ended March 31, 1995 included non recurring costs associated with the absorption of Governors Bank merger on December 1, 1994 and expenses associated with the closing of the Bank's mortgage loan production offices during the quarter ended March 31, 1995 which resulted in an increase in employee compensation. Other operating expenses decreased in the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995 due to the loss on the disposal of fixed assets associated with the relocation of an existing branch office in January 1995. Overall, operating expenses as a percent of total average assets have remained relatively stable at 4.1% for the quarter ended March 31, 1996 compared to 4.4% for the quarter ended March 31, 1995.

Provision for Income Taxes

     Income tax expenses increased $315,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995. The increase is attributable to an increase in income before taxes of $706,000 and an increase in the effective tax rate to 41% for the quarter ended March 31, 1996 from 36% for the quarter ended March 31, 1995. The effective income tax rate increased primarily due to an increase in non-deductible amortization of goodwill associated with acquisitions.

                                           Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
- - --------------------------------------------------------------------------------

Liquidity, Sources of Capital and Capital Requirements

     As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the three months ended March 31, 1996.

     On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

     Cash and cash equivalents decreased by approximately $16.1 million during the three months ended March 31, 1996 primarily due to the $25 million repayment of FHLB advances and $15 million of deposit run-off. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. Cash provided by investing activities of $22 million was used to fund the repayment of FHLB advances and deposit run-off.

     The following table shows the capital amounts and ratios of the Bank at March 31, 1996

================================================================================
(Dollars in thousands)
- - --------------------------------------------------------------------------------
Tier 1 capital                                                           $24,953
Tier 2 capital                                                            $2,675
Tier 1 risk adjusted capital ratio                                        11.58%
Total risk adjusted capital ratio                                         12.83%
Leverage ratio                                                             8.04%
================================================================================

     The Bank was in compliance with its' capital requirements at March 31, 1996.

Financial Condition

     As of March 31, 1996, total assets increased $20 million from December 31, 1995. Assets increased $67 million due to the Banyan Bank acquisition, (including $5 million of goodwill) and $1 million due to an increase in capital as a result of the exercise of outstanding warrants. These increases were offset by $25 million repayment of FHLB advances, $15 million in deposit run-off, and $9.7 million payment of cash for the Banyan purchase. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market.

PART II.  OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:
                     11) Statement regarding  Computation of Earnings Per Share
         (b)      A report on Form 8-K was filed on January 19, 1996.


                                                                   EXHIBIT 11(a)

STATEMENT 11. RE: Computation of Per Share Earnings
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended March 31,
                                                                                      1996                        1995
- - ------------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS:
Average shares outstanding                                                       6,867,550                   3,645,391
Net effect of dilutive stock options,
   warrants and equity contracts based on the modified
   treasury stock method using average market price                                140,556                     839,422
- - ------------------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding                              7,008,106                   4,484,813
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                      $669,000                    $278,000
Add income effect of utilizing net proceeds from
   conversion of options, warrants and equity                                                                   38,000
   contracts to reduce debt and invest excess in
   government bonds - net of income tax effect
Deduct preferred dividends                                                       (252,000)                    (75,000)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                                       $417,000                    $241,000
====================================================================================================================================
Earnings per share                                                                    $.06                        $.05
====================================================================================================================================

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                     Republic Security Financial Corporation
                                 (Registrant)






Date: 5/15/96                                         /s/ Carla H. Pollard
     -------------------                              --------------------------
                                                          Carla H. Pollard
                                                      Vice President/Controller