Form 10-Q
period 1996-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1996-08-14
CIK 743136

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

        For the period ended: June 30, 1996

                                   or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934

        For the transition period from ______________  to __________________

Commission File Number: 0-14671

                     REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

FLORIDA                                                          59-2335075
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

              4400 Congress Avenue, West Palm Beach, Florida 33402
               (Address of principal executive offices)(Zip Code)

                                 (407) 840-1200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [ X ]  YES  [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                          Outstanding as of August 1, 1996
- - -----                                          --------------------------------
Common Stock
par value $.01                                            7,815,519
outstanding

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                           Page
                                                                          Number
Part I:     Financial Information

  Item 1:

       Condensed Consolidated Statements of Financial
       Condition - June 30, 1996 and December 31, 1995.........................1

       Condensed Consolidated Statements of Income
       for the three months ended June 30, 1996 and 1995.......................2

       Condensed Consolidated Statements of Income for
       the six months ended June 30, 1996 and 1995.............................3

       Condensed Consolidated Statements of Shareholders'
       Equity for the nine months ended December 31, 1995 and for the six months ended June 30, 1996..........................................4

       Condensed Consolidated Statements of Cash Flows
       for the six months ended June 30, 1996 and 1995.........................5

       Notes to Condensed Consolidated Financial Statements..................6-7

  Item 2:

       Management's Discussion and Analysis.................................8-10

Part II:    Other Information

       Item 6:   Exhibits and Reports Filed...................................11
            Exhibit 11 - Computation of Per Share Earnings....................12

       Signatures.............................................................13


PART I.  FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
====================================================================================================================================
                                                                                         JUNE 30,         DECEMBER 31,
(amounts in thousands except share and per share data)                                     1996                 1995
- - ------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                (unaudited)
Cash and amounts due from depository institutions                                         $19,704            $   3,211
Interest-bearing deposits in other financial institutions                                  25,296               51,162
Investments held to maturity (market value of $4,524 and $10,779 at
  June 30, 1996 and December 31, 1995, respectively)                                        4,502               10,622
Loans receivable - net                                                                    247,632              216,756
Property and equipment - net                                                                8,137                7,192
Other real estate owned - net                                                               1,591                1,340
Goodwill - net                                                                              7,956                2,994
Loan servicing rights - net                                                                 2,289                2,546
Accrued interest receivable                                                                 1,674                1,796
Other assets                                                                                7,273                6,042
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $326,054             $303,661
====================================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                 $263,880             $225,059
Federal Home Loan Bank advances                                                             5,000               25,000
Securities sold under agreements to repurchase                                              1,833                2,350
Advances from borrowers for taxes and insurance                                             1,849                  581
Bank drafts payable                                                                         4,616                3,155
Other liabilities                                                                           3,526                3,682
- - ------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         280,704              259,827
- - ------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:  Series "A" -
  378,000 and 401,500 shares issued and outstanding
     at June 30, 1996 and December 31, 1995, respectively.                                  3,780                4,015
  Series "C" - 1,035,000 shares issued and outstanding at June 30, 1996 and
     and December 31, 1995.                                                                10,350               10,350
Common stock $.01 par value; 20,000,000 shares authorized;
    6,922,824 and  6,587,653 shares issued and outstanding at
    June 30, 1996 and December 31, 1995, respectively                                          69                   66
Additional paid-in capital                                                                 27,341               26,035
Retained earnings                                                                           3,810                3,368
- - ------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                 45,350               43,834
- - ------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                    $326,054             $303,661
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================================
                                                                                         Three Months Ended June 30
(amounts in thousands except per share data)                                                    1996           1995
- - ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                                  (Unaudited)
  Interest on loans                                                                           $5,678         $4,979
  Interest and dividends on investments                                                          427            341
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               6,105          5,320
- - ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         2,620          2,432
  Interest on borrowings                                                                          26            280
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               2,646          2,712
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          3,459          2,608
  Provision for loan losses                                                                       30             25
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          3,429          2,583
- - ------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of loans                                                                          266            184
  Service charges on deposit accounts                                                            475            296
  Other income                                                                                   464            434
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1,205            914
- - ------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           1,593          1,215
  Occupancy and equipment                                                                        576            489
  Professional fees                                                                              214            199
  Advertising and promotions                                                                     109             60
  Communications                                                                                  98            106
  Data processing                                                                                201            111
  Insurance                                                                                      157            153
  Other                                                                                          564            346
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               3,512          2,679
- - ------------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                          1,122            818
  Provision for income taxes                                                                     467            291
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                    $655           $527
- - ------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
  Primary earnings per common share                                                             $.06           $.10
  Dividends per common share                                                                    $.03           $.02
  Avg. common shares and common stock equivalents outstanding                                  7,065          4,459
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================================
                                                                                           Six Months Ended June 30
(amounts in thousands except per share data)                                                    1996           1995
- - ------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                                        (Unaudited)
  Interest on loans                                                                          $11,156         $9,853
  Interest and dividends on investments                                                        1,055            719
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                              12,211         10,572
- - ------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         5,234          4,577
  Interest on borrowings                                                                          91            623
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               5,325          5,200
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          6,886          5,372
  Provision for loan losses                                                                       55             50
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          6,831          5,322
- - ------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Mortgage trading income                                                                                        45
  Gain on sale of loans                                                                          303            281
  Service charges on deposit accounts                                                            907            544
  Other income                                                                                 1,008            845
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               2,218          1,715
- - ------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           3,206          2,548
  Occupancy and equipment                                                                      1,146          1,041
  Professional fees                                                                              362            414
  Advertising and promotions                                                                     190            152
  Communications                                                                                 226            214
  Data processing                                                                                344            209
  Insurance                                                                                      239            303
  Other                                                                                        1,072            902
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                               6,785          5,783
- - ------------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                          2,264          1,254
  Provision for income taxes                                                                     940            449
- - ------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $1,324           $805
- - ------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
  Primary earnings per common share                                                           $  .12           $.16
  Dividends per common share                                                                   $.055           $.04
  Avg. common shares and common stock equivalents outstanding                                  7,036          4,089
====================================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands except share and per share data)
====================================================================================================================================
                                                                                                     Additional
                                                              Preferred              Common             Paid-in          Retained
                                                                  Stock               Stock             Capital          Earnings
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1995                                          $4,025                 $37             $14,362            $2,022
Exercise of equity contracts - 634,476 shares                                             6               1,745
Exercise of warrants - 211,300 shares                                                     2                 818
Exercise of stock options - 2,668 shares                                                                      7
Issuance of stock grants - 12,000 shares                                                                     52
Conversion of preferred stock into common stock-
  2,469 shares                                                     (10)                                      10
401(k) plan - 1,997 shares                                                                                    8
Issuance of series "C" preferred stock -
  1,035,000 shares                                               10,350                                   (850)
Issuance of common stock - 2,070,000 shares                                              21               9,883
Cash dividends - common stock                                                                                               (302)
Cash dividends-preferred stock series "A" and "C"                                                                           (329)
Net income for nine months ended December 31, 1995                                                                          1,977
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                       14,365                  66              26,035             3,368
Exercise of warrants - 268,126 shares                                                     3               1,039
Conversion of preferred stock series "A"
  into common stock - 58,045 shares                               (235)                                     235
Issuance of stock grants - 9,000 shares                                                                      32
Cash dividends - common stock                                                                                               (379)
Cash dividends - preferred stock series "A" and "C"                                                                         (503)
Net income for six months ended June 30, 1996                                                                               1,324
- - ------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1996                                          $14,130                 $69             $27,341            $3,810
====================================================================================================================================

See notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
====================================================================================================================================
(amounts in thousands)
                                                                                                SIX MONTHS JUNE 30,
                                                                                                 (unaudited)
                                                                                         1996                   1995
- - ------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                              $1,324                 $805
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                   55                   50
Provision for depreciation                                                                 331                  488
Amortization of goodwill                                                                   180                   55
Gain on sale of loans -trading, loans and servicing                                       (303)               (326)
Loan costs deferred                                                                       (113)               (130)
Loans originated for sale                                                               (7,014)            (13,763)
Purchase of loans for sale                                                                                    (938)
Sale of loans and loan participation certificates                                       15,313               19,087
Other - net                                                                              1,876                1,390
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               11,649                6,718
- - ------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in merger-net                                        15,235
Maturities and calls  of investments                                                     6,742                4,200
Purchases of investments held-to-maturity                                                 (500)
Loans purchased for investment                                                          (2,014)             (1,053)
Loans originated for investment                                                        (28,469)            (50,101)
Principal collected on loans                                                            26,193               33,485
Other - net                                                                               (266)             (2,380)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                     16,921             (15,849)
- - ------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                           (3,952)              (5,221)
Proceeds from sales of certificates of deposit                                         13,372                38,392
Payment for maturing certificates of deposits                                         (27,038)             (24,548)
Decrease in FHLB advances                                                             (20,000)              (5,000)
Other - net                                                                              (325)                (653)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (37,943)                2,970
- - ------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (9,373)              (6,161)
Cash and cash equivalents at beginning of period                                        54,373               21,192
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $45,000              $15,031
====================================================================================================================================

For purposes of reporting cash flows, cash and cash equivalents  include cash on hand,  amounts due from banks and federal funds sold.  Generally,  federal funds are  purchased  and sold for one-day  periods.  The Company  paid  $818,000  and
$225,000  in income  taxes  during the six months  ended June 30, 1996 and 1995, respectively. The Company paid $5,498,000 and $5,065,000 in interest on deposits and  other  borrowings  during  the six  months  ended  June 30,  1996 and 1995, respectively.  The Company had $404,000 and $466,000 of transfers  from loans to
OREO during the six months ended June 30, 1996 and 1995, respectively. Assets of
$62 million were  acquired and $57 million  liabilities  assumed  related to the merger of Banyan Bank during the six months  ended June 30,  1996.
- - ------------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10K-T for the nine month transition period ended December 31, 1995.

                  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Non-Performing Assets and Allowance for Loan Losses

                  At June 30, 1996, the Bank had $4,124,000 in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $55,000 and $50,000 for the six months ended June 30, 1996 and 1995, respectively.

                  The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

3.       Merger

                  On January 19, 1996, the Company acquired Banyan Bank ("Banyan") for $9,701,320, plus $60,000 in merger related costs. The purchase price which was paid in the form of cash was determined based upon a multiple of Banyan's equity balance, limited to a specified amount, as of the last day of the month prior to closing.

                  Banyan was a state chartered commercial bank headquartered in Boca Raton, Florida. Banyan had total assets at January 19, 1996 of approximately $62,000,000, total deposits of approximately $56,000,000 and two full service branches located in Boca Raton, and Boynton Beach, Florida.

                  The   acquisition   was   accounted  for  as  a  purchase  and
         approximately $5,000,000 in goodwill was recognized representing the purchase price in excess of the fair value of the net assets acquired. Goodwill will be amortized over 15 years using the straight-line method.

4.       Redemption of 7.5% Cumulative Convertible Preferred Stock, Series A

                  On June 21, 1996, the Company called the 7.5% Cumulative Convertible Preferred Stock Series A (the "Preferred Stock") for redemption on July 26, 1996 ("Redemption Date"). The Preferred Stock will be due and payable and cease to accrue dividends on that date, and upon surrender of the stock certificates for redemption, the holder will be entitle to receive the redemption price of $10 per share, or alternatively, the holder can surrender each of their shares of Preferred Stock for conversion into 2.47 shares of the Company's common stock.

                  At June 30, 1996, 378,000 shares of the Company's Preferred Stock Series A were outstanding which would result in the issuance of 933,660 shares of the Company's Common Stock if all Preferred shares are converted. As of August 12, 1996, approximately 374,000 shares have been redeemed for approximately 924,000 shares of the Company's common stock. The remaining shares were redeemed for cash or have not been surrendered.

5.       Commitments and Contingencies

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

                  At June 30, 1996, the Bank had adjustable rate commitments to extend credit of $23,500,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties .

                  The United States House and Senate have passed legislation which provides for a charge to member of the Savings Association
         Insurance Fund (the "SAIF") in order to bring the SAIF to the regulatory mandated level and for the eventual merger of the SAIF with the Bank Insurance Fund. The amount the Bank will be assessed if the legislation is enacted as currently drafted is estimated to be approximately $960,000 net of an assumed tax effect at 37%.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations

         Net income for the three months ended June 30, 1996 was $655,000 or $.06 per common share compared to $527,000 or $.10 per common share for the three months ended June 30, 1995. Net income for the three months ended June 30, 1996 increased $128,000 or 24% compared to the three months ended June 30, 1995. The increase in net income is primarily due to a 33% increase in net interest income offset by an increase in operating expenses.

         The Company had net income of $1,324,000 or $.12 per common share for the six months ended June 30, 1996, compared to net income of $805,000 or $.16 per common share for the six months ended June 30, 1995. The increase in net income is due to an increase of $1,509,000 in net interest income after provision for loan losses and an increase of $503,000 in non-interest income, offset by an increase of $1,002,000 in operating expenses and a $491,000 increase in provision for income taxes.

          Earnings per share for the three and six months ended June 30, 1996 were impacted by the $9.8 million common equity offering in November 1995 which resulted in an increase of 2,070,000 of common shares outstanding.

Net Interest Income

         Net interest income for the quarter ended June 30, 1996 increased $851,000 compared to the quarter ended June 30, 1995 due to a $33 million increase in average interest-earning assets offset by a $5 million increase in average interest-bearing liabilities. In addition, the net interest margin increased from 4.12% for the quarter ended June 30, 1995 to 4.84% for the quarter ended June 30, 1996. The Banyan Bank acquisition is the primary contributor to the increases in interest-earning assets and interest-bearing liabilities. In addition, the compositions of the Bank's loan and deposit portfolios have changed since June 30, 1995 to reflect an increase in commercial purpose and commercial real estate loans and an increase in business and personal transaction deposit accounts.

         Net interest income increased $1,514,000 or 28% for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to a 12% increase in interest-earning assets offset by a 2% increase in interest-bearing liabilities as well as an increase in net interest margin of 60 basis points for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

Non-Interest Income

         Non-interest income increased $291,000 or 32% primarily due to an increase in service charges on deposit accounts for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increase in service charges on deposit accounts is due to an increase in the volume of transaction accounts and a minimal increase in fees.

     Non-interest  income  for the six  months  ended  June 30,  1996  increased
$503,000 or 29% compared to the six months ended June 30, 1995 due to an increase of $363,000 in service charges on deposit accounts, $163,000 in other non-interest income and $22,000 in gain on sale of loans offset by a $45,000 decrease in mortgage trading income. Increase in service charges on deposit accounts is due to an increase in the volume of transaction accounts largely due to the Banyan Bank acquisition and a slight increase in fees charged. The increase in other non-interest income represents increases in fees related to loan accounts and ATM charges due to increases in volume.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
- - --------------------------------------------------------------------------------
Operating Expense

         Operating expenses increased $833,000 or 31% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. The increase in operating expenses is primarily related to employee compensation and benefits, data processing expenses and other operating expenses. Compensation expense increased due to the Banyan Bank merger which increased the banking center network by two full-service offices and "de novo" growth. In addition, non recurring employee compensation and benefits of approximately $80,000 were incurred during the three months ended June 30, 1996 due to the absorption of Banyan Bank into the Bank. Data processing expenses increased $90,000 for the three months ended June 30, 1996 compared to three months ended June 30, 1995 due to an increase in the number of deposit and loan accounts and a $50,000 charge associated with the conversion of data service bureaus. Other operating expenses increased $218,000 for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 due to an increase of $165,000 in goodwill amortization associated with the Banyan Bank acquisition and the Century Bank branch purchase. The remaining increase of $53,000 is largely due to increased expenses associated with an increase in total assets.

         Operating  expenses  for the six months  ended June 30, 1996  increased
$1,002,000 or 17% compared to the six months ended June 30, 1995 due to an increase in employee compensation and benefits, occupancy and equipment expenses, data processing costs and other operating expenses. The increase in employee compensation and benefits is a result of approximately $180,000 of non-recurring employee compensation costs associated with the absorption of the Banyan Bank acquisition, increased banking center network due to the Banyan Bank acquisition and "de novo" growth. Likewise, the six months ended June 30, 1995 included non recurring costs associated with the absorption of Governors Bank merger on December 1, 1994 and expenses associated with the closing of the Bank's mortgage loan production offices during the quarter ended March 31, 1995 which resulted in an increase in employee compensation. Occupancy and equipment expenses increased $105,000 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to the addition of two banking centers as a result of the Banyan Bank acquisition and an increase of approximately $2 million in property and equipment - net from December 1994 to June 1996. Data processing costs increased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 due to an increase in the volume of deposit and loan accounts and a $50,000 expense associated with the conversion of data service bureaus. The increase of $170, 000 in other operating expenses for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 is due to an increase in amortization of goodwill as a result of the Banyan Bank and Century Bank branch purchases. Overall, operating expenses as a percent of total average assets has remained stable at 4.2% for the six months ended June 30, 1996 and 1995.

Provision for Income Taxes

         Income tax expenses increased $176,000 and $491,000, respectively, for the three and six months ended June 30, 1996, compared to the three and six months ended June 30, 1995. The increase is attributable to an increase in income before taxes of $304,000 and $1,010,000 for the three and six months ended June 30, 1996, respectively, and an increase in the effective tax rate to 42% for the three and six months ended June 30, 1996 from 36% for the three and six months ended June 30, 1995. The effective income tax rate increased primarily due to an increase in non-deductible amortization of goodwill associated with acquisitions.

Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the six months ended June 30, 1996.

         On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
- - --------------------------------------------------------------------------------
banks and/or enter into repurchase agreements on eligible investments.

     Cash and cash equivalents decreased by approximately $9 million during the six months ended June 30, 1996 primarily due to the $20 million repayment of FHLB advances and $18 million of deposit run-off, offset by proceeds from loan sales of $15 million and cash acquired in merger. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market.

The following table shows the capital amounts of the Bank at June 30, 1996:

================================================================================
(Dollars in thousands)
- - --------------------------------------------------------------------------------
Tier 1 capital                                                         $27,082
Tier 2 capital                                                          $2,332
Tier 1 risk adjusted capital ratio                                       13.04%
Total risk adjusted capital ratio                                        14.16%
Leverage ratio                                                            8.72%
================================================================================

The Bank was in compliance with its' capital requirements at June 30, 1996.

Financial Condition

     As of June 30, 1996, total assets increased $22 million from December 31, 1995. Assets increased $67 million due to the Banyan Bank acquisition (including $5 million of goodwill), $1 million due to an increase in capital as a result of the exercise of outstanding warrants and $2 million increase in other liabilities. These increases were offset by a $20 million repayment of FHLB advances, $18 million in deposit run-off, and a $9.7 million payment of cash for the Banyan purchase. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are included herein: (11) Statement regarding Computation of Earnings Per Share

     (b) A report on Form 8-K was filed on July 26, 1996 to report the Company's Redemption of 7.5% Cumulative Convertible Preferred Stock Series A

                                                                   EXHIBIT 11(a)

STATEMENT 11. RE: Computation of Per Share Earnings
====================================================================================================================================
                                                              Three Months Ended June 30,      Six Months Ended June 30,

                                                                       1996          1995            1996           1995
- - ------------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS:
Average shares outstanding                                            6,918         4,300           6,893          3,973
Net effect of dilutive stock options,
     warrants and equity contracts based on the modified
     treasury stock method using average market price                   147           159             143            116
- - ------------------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding                   7,065         4,459           7,036          4,089
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $655          $527          $1,324           $805
Deduct preferred dividends                                            (251)          (75)           (503)          (151)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                            $404          $452            $821           $654
====================================================================================================================================
Earnings per share                                                     $.06          $.10            $.12           $.16
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




                                        Republic Security Financial Corporation
                                                     (Registrant)






Date: 8/14/96                           /S/ Carla H. Pollard
      _______                           ____________________
                                        Carla H. Pollard
                                        Vice President/Controller