Form 10-Q
period 1996-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1996-11-12
CIK 743136

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

          For the period ended:    September 30, 1996
                                   ------------------
                                          or

[   ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
          and Exchange Act of 1934

          For the transition period from                to
                                        ---------------    ----------------

          Commission File Number: 0-14671
                                  -------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

FLORIDA                                                              59-2335075
-------                                                              -----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

              4400 Congress Avenue, West Palm Beach, Florida 33402
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (407) 840-1200
                                  -------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [ X ]  YES  [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                         Outstanding as of October 30, 1996
-----                                         ----------------------------------
Common Stock
par value $.01                                           7,828,100
outstanding

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
Part I: Financial Information

        Item 1:

        Condensed Consolidated Statements of Financial
        Condition - September 30, 1996 and December 31, 1995..................1

        Condensed Consolidated Statements of Income
        for the three months ended September 30, 1996 and 1995................2

        Condensed Consolidated Statements of Income for
        the nine months ended September 30, 1996 and 1995.....................3

        Condensed Consolidated Statements of Shareholders'
        Equity for the nine month transition period ended
        December 31, 1995 and for the nine months
        ended September 30, 1996..............................................4

        Condensed Consolidated Statements of Cash Flows
        for the nine months ended September 30, 1996 and 1995.................5

        Notes to Condensed Consolidated Financial Statements................6-8

        Item 2:

        Management's Discussion and Analysis...............................9-11

Part II:    Other Information

        Item 6:  Exhibits and Reports Filed............................... ..12
                 Exhibit 11 - Computation of Per Share Earnings..............13

        Signatures...........................................................14

PART I.  FINANCIAL INFORMATION

====================================================================================================================================
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                                                      September 30,          December 31,
                                                                                          1996                   1995
(amounts in thousands except share and per share data)                                (unaudited)
====================================================================================================================================
Assets
Cash and amounts due from depository institutions                                      $   3,937             $   3,211
Interest-bearing deposits in other financial institutions                                 23,688                51,162
Investments held to maturity (market value of $6,987 and $10,779 at
  September 30, 1996 and December 31, 1995, respectively)                                  6,877                10,622
Investments available for sale                                                            15,989
Loans - net                                                                              235,388               216,756
Loans held for sale (market value of $10,130 at September 30, 1996)                        9,980
Property and equipment - net                                                               8,779                 7,192
Other real estate owned - net                                                              1,944                 1,340
Goodwill - net                                                                             7,816                 2,994
Loan servicing rights - net                                                                2,161                 2,546
Accrued interest receivable                                                                1,892                 1,796
Other assets                                                                               7,968                 6,042
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $326,419              $303,661
====================================================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                $253,904              $223,535
Federal Home Loan Bank advances                                                           12,000                25,000
Securities sold under agreements to repurchase                                             1,724                 2,350
Advances from borrowers for taxes and insurance                                            5,332                 2,105
Bank drafts payable                                                                        2,654                 3,155
Other liabilities                                                                          5.640                 3,682
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        281,254               259,827
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
  Series "A": 401,500 shares issued and outstanding at December 31, 1995                                         4,015
  Series "C" - 1,035,000 shares issued and outstanding at
     September 30, 1996 and December 31, 1995.                                            10,350                10,350
Common stock $.01 par value; 20,000,000 shares authorized;
    7,852,040 and  6,587,653 shares issued and outstanding at
    September 30, 1996 and December 31, 1995, respectively                                    78                    66
Additional paid-in capital                                                                31,089                26,035
Retained earnings                                                                          3,589                 3,368
Unrealized appreciation on investments available for sale, net of taxes                       59
------------------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                                45,165                43,834
------------------------------------------------------------------------------------------------------------------------------------
Total                                                                                   $326,419              $303,661
====================================================================================================================================

See notes to condensed consolidated financial statements.

====================================================================================================================================
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                        Three Months Ended September 30,
                                                                                               1996           1995
(amounts in thousands except per share data)                                                        (Unaudited)
====================================================================================================================================
INTEREST INCOME:
  Interest and fees on loans                                                                  $5,713         $5,236
  Interest and dividends on investments                                                          510            302
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               6,223          5,538
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         2,551          2,334
  Interest on borrowings                                                                          83            370
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               2,634          2,704
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          3,589          2,834
  Provision for loan losses                                                                       50             50
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          3,539          2,784
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Mortgage trading income                                                                                       259
  Gain on sale of loans                                                                          426            270
  Other income                                                                                   854            754
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               1,280          1,283
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           1,457          1,252
  Occupancy and equipment                                                                        657            511
  Professional fees                                                                              183            146
  Advertising and promotions                                                                      77             55
  Communications                                                                                 120            100
  Data processing                                                                                172            108
  Insurance                                                                                    1,296            173
  Other                                                                                          492            551
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               4,454          2,896
------------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                            365          1,171
  Provision for income taxes                                                                     153            421
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                    $212           $750
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
  Primary earnings per common share                                                               **         $  .15
  Fully diluted earnings per common share                                                         **         $  .13
  Dividends per common share                                                                    $.03          $.025
  Average common shares and common stock equivalents outstanding:
  Primary                                                                                      7,823          4,629
  Fully diluted                                                                                7,823          5,610
====================================================================================================================================

** Less than $.01 per share
See notes to condensed consolidated financial statements.

====================================================================================================================================
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                                           Nine Months Ended September 30,
                                                                                             1996            1995
(amounts in thousands except per share data)                                                      (Unaudited)
====================================================================================================================================
INTEREST INCOME:
  Interest and fees on loans                                                                 $17,074        $15,255
  Interest and dividends on investments                                                        1,565          1,021
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              18,639         16,276
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         7,785          6,911
  Interest on borrowings                                                                         174            993
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               7,959          7,904
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                         10,680          8,372
  Provision for loan losses                                                                      105            100
------------------------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                         10,575          8,272
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Mortgage trading income                                                                                       304
  Gain on sale of loans                                                                          729            551
  Other income                                                                                 2,564          1,977
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               3,293          2,832
------------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           4,645          3,832
  Occupancy and equipment                                                                      1,821          1,587
  Professional fees                                                                              545            560
  Advertising and promotions                                                                     267            207
  Communications                                                                                 346            314
  Data processing                                                                                516            317
  Insurance                                                                                    1,535            476
  Other                                                                                        1,564          1,386
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              11,239          8,679
------------------------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                          2,629          2,425
  Provision for income taxes                                                                   1,093            870
------------------------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $1,536         $1,555
------------------------------------------------------------------------------------------------------------------------------------
PER SHARE DATA:
  Primary earnings per common share                                                           $  .11        $   .31
  Fully diluted earnings per common share                                                     $  .11        $   .30
  Dividends per common share                                                                   $.085          $.065
  Average common shares and common stock equivalents outstanding:
  Primary                                                                                      7,297          4,269
  Fully diluted                                                                                7,297          5,260
====================================================================================================================================

See notes to condensed consolidated financial statements.

====================================================================================================================================
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                                          Unrealized
                                                                                                                     Appreciation on
                                                                                        Additional                       Investments
                                                            Preferred        Common        Paid-in      Retained Available for Sale,
(amounts in thousands except share data)                        Stock         Stock        Capital      Earnings        Net of Taxes
====================================================================================================================================
Balance, March 31, 1995                                        $4,025           $37        $14,362        $2,022
Exercise of equity contracts - 634,476 shares                                     6          1,745
Exercise of warrants - 211,300 shares                                             2            818
Exercise of stock options - 2,668 shares                                                         7
Issuance of stock grants - 12,000 shares                                                        52
Conversion of preferred stock into common stock-
  2,469 shares                                                   (10)                           10
401(k) plan - 1,997 shares                                                                       8
Issuance of series "C" preferred stock -
  1,035,000 shares                                             10,350                        (850)
Issuance of common stock - 2,070,000 shares                                      21          9,883
Cash dividends - common stock                                                                              (302)
Cash dividends-preferred stock series "A" and "C"                                                          (329)
Net income for nine month transition period
  ended December 31, 1995                                                                                  1,977
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                                     14,365            66         26,035         3,368
Exercise of warrants - 268,126 shares                                             3          1,039
Conversion of preferred stock series "A"
  into common stock - 982,995 shares                          (3,980)             9          3,971
Issuance of stock grants - 9,000 shares                                                         32
Exercise of stock options - 4,266 shares                                                        12
Cash redemption of preferred stock series "A"                    (35)
Cash dividends - common stock                                                                              (612)
Cash dividends - preferred stock series "A" and "C"                                                        (703)
Net income for nine months ended September 30, 1996                                                        1,536
Change in appreciation on investments available for sale,
  net of taxes                                                                                                                   59
------------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1996                                   $10,350           $78        $31,089        $3,589                $59
====================================================================================================================================

The information for the nine months ended September 30, 1996 is unaudited.

See notes to condensed consolidated financial statements.

====================================================================================================================================
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                                                          Nine Months Ended September 30,
                                                                                                 (unaudited)
(amounts in thousands)                                                                    1996                 1995
====================================================================================================================================
Operating Activities:
Net income                                                                              $1,536               $1,555
Adjustments to reconcile net income to net cash
  provided by operating activities, net of effects of merger
Provision for loan losses                                                                  105                  100
Provision for depreciation                                                                 508                  450
Amortization of goodwill and other intangibles                                             440                  165
Gain on sale of loans and mortgage trading                                                (729)                (551)
Loan costs deferred                                                                       (147)                (176)
Loans originated or acquired for sale                                                   (8,480)             (23,290)
Sale of loans and loan participation certificates                                       29,472               40,645
Other - net                                                                              3,047                  271
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               25,752               19,169
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in merger-net                                        15,235
Maturities and calls of investments held-to-maturity                                     8,492                4,200
Purchases of investments available for sale                                            (15,960)
Purchases of investments held-to-maturity                                               (4,493)
Loans originated or acquired for investment                                            (62,796)             (75,507)
Principal collected on loans                                                            47,976               60,069
Other - net                                                                               (994)              (2,680)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                  (12,540)             (13,918)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                            (5,133)              (7,178)
Proceeds from sales
of  certificates  of deposit                                                            19,714               43,984
Payment for maturing  certificates of
deposits                                                                               (40,651)             (42,461)
Decrease)  increase in FHLB advances                                                   (13,000)               7,000
Other - net                                                                               (890)                (565)
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in)  provided  by  financing  activities                                (39,960)                 780
------------------------------------------------------------------------------------------------------------------------------------
(Decrease)  increase in cash and cash  equivalents                                     (26,748)               6,031
Cash and cash  equivalents  at beginning of period                                      54,373               21,192
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents  at end of period                                            $27,625              $27,223
====================================================================================================================================

     For purposes of reporting  cash flows,  cash and cash  equivalents  include cash on hand, amounts due from banks and federal funds sold. Generally,  federal funds are purchased and sold for one-day  periods.  The Company paid  $1,236,000 and $498,000 in income taxes during the nine months ended September 30, 1996 and
1995,  respectively.  The Company paid  $8,069,000 and $7,778,000 in interest on deposits and other  borrowings  during the nine months ended  September 30, 1996 and 1995,  respectively.  The Company had  $1,101,000  and $488,000 of transfers from loans to OREO during the nine  months  ended  September  30, 1996 and 1995, respectively.  Assets of $62 million were  acquired and $57 million  liabilities assumed  related  to the merger of Banyan  Bank  during  the nine  months  ended
September 30, 1996.
====================================================================================================================================
See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-KT for the nine month transition period ended December 31, 1995.

                  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Non-Performing Assets and Allowance for Loan Losses

                  At September 30, 1996, the Bank had $5,092,000 in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $105,000 and $100,000 for the nine months ended September 30, 1996 and 1995, respectively.

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

3.       Merger

                  On January 19, 1996, the Company acquired Banyan Bank ("Banyan") for $9,701,320, plus $60,000 in merger related costs. The purchase price, which was paid in the form of cash, was determined based upon a multiple of Banyan's shareholder equity balance, limited to a specified amount, as of the last day of the month prior to closing.

                  Banyan was a state chartered commercial bank headquartered in Boca Raton, Florida. Banyan had total assets at January 19, 1996 of approximately $62,000,000, total deposits of approximately $56,000,000 and two full service branches located in Boca Raton, and Boynton Beach, Florida.

                  The acquisition was accounted for as a purchase. Accordingly, operations of Banyan Bank are included since the acquisition date of January 19, 1996. Approximately $5,000,000 in goodwill was recognized representing the purchase price in excess of the fair value of the net assets acquired. Goodwill will be amortized over 15 years using the straight-line method.

                 Pro forma financial information for Republic Security Financial Corporation, as if the Banyan Bank merger had taken place as of January 1, 1995 for income and per share data is as follows:

====================================================================================================================================
                                                      Three months ended,     Six months ended,      Nine months ended,
(in thousands)                                             March 31, 1995         June 30, 1995      September 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
Total interest income                                              $6,263               $12,753                 $19,428
====================================================================================================================================
Net interest income after provision for  loan losses               $3,370                $6,665                 $10,079
====================================================================================================================================
Income before taxes                                                  $684                $1,781                  $3,256
====================================================================================================================================
Net income                                                           $394                $1,027                  $1,923
====================================================================================================================================
Net income per common share                                          $.02                  $.08                    $.18
====================================================================================================================================

                 The unaudited pro forma data is for information purposes only and may not be indicative of the results that actually would have occurred if the transactions had been consummated on the dates indicated and should not be construed as being representative of future periods.

4.       Redemption of 7.5% Cumulative Convertible Preferred Stock, Series A

                  On September 21, 1996, the Company called the 7.5% Cumulative Convertible Preferred Stock Series A (the "Preferred Stock") for redemption on July 26, 1996 ("Redemption Date"). The Preferred Stock became payable and ceased to accrue dividends on that date, and upon surrender of the stock certificates for redemption, the holders received the redemption price of $10 per share, or alternatively, the holders surrendered each of their shares of Preferred Stock for conversion into 2.47 shares of the Company's common stock. In connection with the redemption, 982,995 shares of the Company's common stock were issued.

5.       Commitments and Contingencies

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counterparty. At September 30, 1996, the Bank had adjustable rate commitments to extend credit of approximately $18,602,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties .

                  In addition, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. Management believes that the aggregate liability or loss, if any, resulting from such litigation will not be material to the consolidated financial statements.

6.       Income per Common Share

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

7. Federal Deposit Insurance Corporation Special Savings Association Insurance Fund Assessment

                  On September 30, 1996, President Clinton signed into law a bill which calls for a one-time Federal Deposit Insurance Fund (FDIC) premium for deposits insured by the Savings Association Insurance Fund. Republic Security Bank's one-time premium expense associated with the bill was $1,154,000, which is reflected in the September 30, 1996 statements of income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Results of Operations

         Net income for the three months ended September 30, 1996 was $212,000 compared to $750,000 for the three months ended September 30, 1995. The decrease of $538,000 in net income is primarily due to the one-time FDIC premium of $1,154,000, which resulted in a decrease of $669,000 in net income, offset by an increase in net interest income.

         The Company had net income of $1,536,000 or $.11 fully diluted earnings per common share for the nine months ended September 30, 1996, compared to net income of $1,555,000 or $.30 fully diluted earnings per common share for the nine months ended September 30, 1995. Net income, excluding the one-time FDIC premium of $669,000, net of tax effect, is $2,205,000 for the nine months ended September 30, 1996 which represents a $650,000 or 42% increase compared to the nine months ended September 30, 1995. The increase in net income, excluding the one-time FDIC premium, is a result of $2,303,000 increase in net interest income after provision for loan losses, a $461,000 increase in non-interest income offset by a $1,406,000 increase in operating expenses excluding the one-time FDIC premium, and a $708,000 increase in income taxes.

          Earnings per share for the three and nine months ended September 30, 1996 were impacted by the $9.8 million common equity offering in November 1995 which resulted in an increase of 2,070,000 of common shares outstanding.

Net Interest Income

         Net interest income for the quarter ended September 30, 1996 increased $755,000 or 27% compared to the quarter ended September 30, 1995 due to a $33 million increase in average interest-earning assets offset by an $8 million increase in average interest-bearing liabilities. In addition, the net interest margin increased from 4.44% for the quarter ended September 30, 1995 to 4.99% for the quarter ended September 30, 1996. The Banyan Bank acquisition is the primary contributor to the increases in interest-earning assets and interest-bearing liabilities. In addition, the compositions of the Bank's loan and deposit portfolios have changed since September 30, 1995 to reflect an increase in commercial purpose and commercial real estate loans and an increase in business and personal transaction deposit accounts.

         Net interest income increased $2,308,000 or 28% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Interest-earning assets increased approximately $31 million, while net interest margin increased 56 basis points to 5.00% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. In addition to the Banyan Bank acquisition in January 1996, the Bank has continued to shift the composition of it's loan and deposit portfolios to that of a commercial bank. As a result, net interest margin has increased since September 30, 1995, due to increases in commercial real estate and commercial purpose loans as well as an increase in non-interest bearing deposit accounts.

Non-Interest Income

         Total non-interest income for the three months ended September 30, 1996 is comparable to total non-interest income for the three months ended September 30, 1995. However, other income increased $100,000 primarily due to an increase in service charges on deposit accounts as a result of an increase in the volume of demand accounts and a minimal increase in fees charged. Gain on sale of loans increased $156,000, while mortgage trading income decreased $259,000.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------


         Non-interest income for the nine months ended September 30, 1996 increased $461,000 or 16% compared to the nine months ended September 30, 1995 due to an increase of approximately $500,000 in service charges on deposit accounts, $87,000 in other fee income and $178,000 in gain on sale of loans offset by a $304,000 decrease in mortgage trading income. Increase in service charges on deposit accounts is due to an increase in the volume of transaction accounts largely due to the Banyan Bank acquisition and a slight increase in fees charged. The increase in other fee income represents increases in fees related to loan accounts and ATM charges due to increases in volume.

Operating Expense

         Operating expenses increased $1,558,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. The increase in operating expenses is primarily related to the one-time FDIC premium charge of $1,154,000. Excluding the one-time FDIC premium, other operating expenses increased $404,000 or 14% for the three months ended September 30, 1996, compared to the three months ended September 30, 1995. Compensation expense increased $205,000 due to the Banyan Bank merger which increased the banking center network by two full-service offices and "de novo" growth. Occupancy and equipment expenses increased $146,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to the increase in the number of banking center offices and relocation of existing offices as well as an increase in equipment purchases to support the new data service bureau. Data processing expenses increased $64,000 for the three months ended September 30, 1996 compared to three months ended September 30, 1995 due to an increase in the number of deposit and loan accounts. Other operating expenses decreased $59,000 for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 due to a decrease of $123,000 in a one-time loss related to a processing change of which $50,000 was recovered in December 1995 and a decrease of $61,000 in other real estate owned expenses offset by a $125,000 increase in goodwill amortization associated with the Banyan Bank acquisition and the Century Bank branch purchase.

         Operating expenses, excluding the one-time FDIC premium of $1,154,000, increased $1,406,000 or 16% for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to an increase in employee compensation and benefits, occupancy and equipment expenses, data processing costs and other operating expenses. The increase in employee compensation and benefits is a result of approximately $180,000 of non-recurring employee compensation costs associated with the absorption of the Banyan Bank acquisition and the remaining increase is due primarily to an increased banking center network. Occupancy and equipment expenses increased $234,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to the addition of two banking centers as a result of the Banyan Bank acquisition and property and equipment additions of approximately $2.6 million during the period from December 1994 to September 1996. Data processing costs increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 due to an increase in the volume of deposit and loan accounts and a $80,000 non-recurring expense associated with the conversion of data service bureaus. Other operating expenses increased $178,000 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily due to a $275,000 increase in amortization of goodwill as a result of the Banyan Bank and Century Bank branch purchases offset by a non-recurring loss in September 1995 associated with a processing change. Overall, operating expenses, excluding the one-time FDIC premium in the nine months ended September 30, 1996, as a percent of total average assets has remained stable at 3.1% for the nine months ended September 30, 1996 and 1995.

Provision for Income Taxes

         Provisions for income taxes decreased for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, due to a decrease of $806,000 in income before taxes offset by an increase in the effective tax rate of 6% to 42% at September 30, 1996. The effective tax rate increased primarily due to an increase in non-deductible amortization of goodwill associated with acquisitions.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------


         Provision for income taxes increased $223,000 for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. The increase is attributable to an increase in income before taxes of $204,000 for the nine months ended September 30, 1996, and an increase in the effective tax rate to 42% for the nine months ended September 30, 1996 from 36% for the nine months ended September 30, 1995. The effective income tax rate increased primarily due to an increase in non-deductible amortization of goodwill associated with acquisitions.

Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are deposits with the Federal Home Loan Bank of Atlanta (FHLB). The Bank was in compliance with liquidity requirements during the nine months ended September 30, 1996.

         On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the FHLB, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

         Cash and cash equivalents decreased approximately $27 million during the nine months ended September 30, 1996 primarily due to $71 million of loan production, $20 million purchase of investments, $13 million repayment of FHLB advances and $26 million of deposit run-off, offset by principal collected on loans of $48 million, proceeds from loan sales of $29 million and cash acquired in merger of $15 million. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market.

The following table shows the capital amounts of the Bank at September 30, 1996:

================================================================================
(Dollars in thousands)
--------------------------------------------------------------------------------
Tier 1 capital                                                           $27,505
Tier 2 capital                                                            $2,333
Tier 1 leverage ratio                                                      8.80%
Tier 1 risked based capital ratio                                         12.45%
Total risk based capital ratio                                            13.50%
================================================================================

The Bank was in compliance with all capital requirements at September 30, 1996.

Financial Condition

         As of September 30, 1996, total assets increased approximately $23 million from December 31, 1995. Assets increased $67 million due to the Banyan Bank acquisition (including $5 million of goodwill), $1 million due to an increase in capital as a result of the exercise of outstanding warrants and $3 million due to an increase in advances from borrowers for taxes and insurance. These increases were offset by a $13 million repayment of FHLB advances, a $26 million in deposit run-off, and a $9.7 million payment of cash for the Banyan purchase. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:
                 (11)  Statement regarding Computation of Per Share Earnings

                                                                   EXHIBIT 11(a)

STATEMENT 11. RE: Computation of Per Share Earnings
====================================================================================================================================
                                                                       Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
(Amounts in thousands except per share data)                           1996          1995            1996           1995
------------------------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS:
Average shares outstanding                                            7,698         4,366           7,161          4,104
Net effect of dilutive stock options,
     warrants and equity contracts based on the modified
     treasury stock method using average market price                   125           263             136            165
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding                   7,823         4,629           7,297          4,269
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                             $212          $750          $1,536         $1,555
Deduct preferred dividends                                              200            75             703            226
------------------------------------------------------------------------------------------------------------------------------------
Net income available to common shareholders                             $12          $675            $833         $1,329
====================================================================================================================================
Earnings per share                                                       **          $.15            $.11           $.31
====================================================================================================================================
FULLY DILUTED EARNINGS:
Average shares outstanding                                                          4,366                          4,104
Net effect of dilutive stock options,
     warrants and equity contracts based on the modified
     treasury stock method using the greater of the ending
     market price or the average market price                                         253                            165
Assumed coversion of convertible preferred stock - Series "A"                         991                            991
------------------------------------------------------------------------------------------------------------------------------------
Total weighted average number of shares outstanding                                 5,610                          5,260
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                           $750                         $1,555
====================================================================================================================================
Earnings per share                                                                   $.13                           $.30
====================================================================================================================================

** Less than $.01 per share

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         Republic Security Financial Corporation
                                         ---------------------------------------
                                                      (Registrant)






Date: November 12, 1996
      -----------------                           ------------------------------
                                                       Carla H. Pollard
                                                  Vice President/Controller