Form 10-K
period 1996-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1997-03-19
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended   December 31, 1996
                                   ---------------------
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________________  to _________________
         Commission file number   0-14671
                               --------------
                     REPUBLIC SECURITY FINANCIAL CORPORATION
                     ---------------------------------------
              Exact name of registrant as specified in its charter)

                        FLORIDA                     59-2335075
                        --------                    -----------
          (State or other jurisdiction            of (I.R.S. Employer
          incorporation or organization)          Identification No.)

                 4400 Congress Avenue, West Palm Beach, FL 33407
                 ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

       Registrant's telephone number, including area code (561) 840-1200
       -----------------------------------------------------------------
           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
                Title of Each Class              which registered
                -------------------            -------------------------

              ___________________________    ________________________________

              ___________________________    ________________________________

          Securities registered pursuant to Section 12(g) of the Act:
                                (Title of Class)

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

            Preferred Stock - Series "C", $10.00 Par Value Per Share
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 12, 1997, was approximately $46,000,000. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 8, 1997 was 7,854,982.

DOCUMENTS INCORPORATED BY REFERENCE:

          None.

                                                 TABLE OF CONTENTS

                                                                         Page
PART I
   ITEM 1 - BUSINESS
       General.............................................................1
       Lending Activities of the Bank......................................1
       Servicing of Mortgage Loans.........................................4
       Non-Performing Assets and Allowance for Loan Losses.................5
       Investment Activities...............................................7
       Deposits............................................................7
       Borrowings..........................................................8
       Competition.........................................................9
       Employees...........................................................9

   REGULATION.............................................................10

   ITEM 2 - PROPERTIES....................................................18

   ITEM 3 - LEGAL PROCEEDINGS.............................................18

   ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
       OF SECURITY HOLDERS................................................18

PART II

   ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
       AND RELATED SECURITY HOLDER MATTERS................................18

   ITEM 6 - SELECTED FINANCIAL DATA.......................................20

   ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS
       Corporate Overview.................................................23
       Results of Operations..............................................23
       Net Interest Income................................................24
       Provision for Loan Losses..........................................27
       Non-Interest Income................................................28
       Operating Expenses.................................................29
       Income Taxes.......................................................30
       Liquidity..........................................................30
       Capital Compliance.................................................31
       Asset/Liability Management.........................................31
       Impact of Inflation................................................32
       Financial Condition................................................32
       Forward-Looking Statements.........................................34

   ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................35

       Notes to Consolidated Financial Statements
       Note 1 - Summary of Significant Accounting Policies................39
       Note 2 - Mergers and Branch Acquisition............................42
       Note 3 - Investments...............................................44
       Note 4 - Loans Receivable - Net....................................45
       Note 5 - Non-Performing Loans and Allowance for Loan Losses........46
       Note 6 - Cash and Amounts Due from Depository Institutions.........46
       Note 7 - Property and Equipment....................................46
       Note 8 - Mortgage Banking Activities...............................47

                                                 TABLE OF CONTENTS
                                                    (Continued)

                                                                         Page

       Notes to Consolidated Financial Statements (Continued)
       Note 9 - Deposits.................................................48
       Note 10 - Borrowed Money..........................................49
       Note 11 - Shareholders' Equity....................................50
       Note 12 - Capital Compliance......................................51
       Note 13 - Commitments and Contingencies...........................52
       Note 14 - Related Party Transactions..............................53
       Note 15 - Federal Deposit Insurance Corporation Special
                   Savings Association Insurance Fund Assessment.........54
       Note 16 - Income Taxes............................................54
       Note 17 - Parent Company Financial Information....................56
       Note 18 - Fair Values of Financial Instruments....................57
       Note 19 - Segment Information.....................................59
       Note 20 - Subsequent Event........................................60


   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS....................61

   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE...............................62

PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS
       OF THE REGISTRANT.................................................62

   ITEM 11 - EXECUTIVE COMPENSATION, BENEFITS AND RELATED MATTERS.......63

   ITEM 12 - SECURITY OWNERSHIP.........................................65

   ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............66

PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.......................................................67

   SIGNATURES............................................................69

   FURTHER EXHIBITS
       Exhibit 11(a) - Computation of Per Share Earnings
       Exhibit 22(a) - Subsidiaries of Registrant
       Exhibit 23 - Consent of Independent Certified Public Accountants

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

         On January 7, 1997, the Bank entered into a definitive agreement whereby Family Bank, a Florida state chartered commercial bank, will merge with Republic Security Bank. The definitive agreement provides for a fixed exchange ratio whereby shareholders of Family Bank will receive 13 shares of Republic Security Financial Corporation common stock for each share of Family Bank stock. Family Bank is headquartered in Hallandale, Florida with six branch locations in Broward County and has assets of $248 million, loans of $159 million and deposits of $216 million at December 31, 1996.

         On January 19, 1996, the Bank acquired Banyan Bank, a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. In addition to acquiring commercial bank loan and deposit portfolios, the acquisition provides Republic with a geographic presence in South Palm Beach County. The acquisition was accounted for as a purchase and resulted in the Bank acquiring assets of $61.7 million and liabilities of $57.0 million.

         On November 30, 1994, the Bank acquired Governor's Bank ("Governors"), a commercial bank headquartered in West Palm Beach. The acquisition was accounted for as a purchase and resulted in Republic Security Bank acquiring assets of $64.3 million, liabilities of $62.3 million and 2 additional branch locations.

Lending Activities

         General. Under applicable regulations, the Bank originates, purchases and sells loans, or participating interests in loans. See "Regulatory Matters--Federal Regulation" for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of long-term adjustable-rate and to a lesser extent fixed-rate residential mortgage loans, construction loans, commercial business loans, commercial real estate loans and consumer loans. During 1996 and 1995, the level of commercial business, commercial real estate, and consumer loan originations increased from prior years. Approximately 95% percent of the Bank's mortgage loans are secured by property located in Florida.

         The following tables set forth the composition of the Bank's loan portfolio by type of loan at the periods indicated:

=============================================================== ====================================================================
                                                   December 31,                                      March 31,
                                             1996                1995               1995                1994               1993
            Type of loan                 Amount   Percent    Amount   Percent   Amount   Percent    Amount   Percent Amount  Percent
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
(in thousands)
------------------------------------- ----------------------------------------------------------------------------------------------
Real estate loans:
 * Residential property                $102,266    40%     $116,328   50%     $124,750    49%     $105,752   59%       $79,236   54%
 * Construction loans                    27,569    11        33,990    15       45,511    18        49,280    27        43,177   29
 * Commercial real estate                58,842    23        25,884    11       26,910    11        12,446    7         13,498    9
 * Residential lot                        2,224     1         2,873    1         2,989     1         1,972    2          3,115    2
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
Total real estate loans                 190,901    75       179,075    77      200,160    79       169,450    95       139,026   94
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
Consumer Loans:
 * Home equity lines of credit            3,869     1         2,918    1         2,852     1         2,192    1          2,150    2
 * Personal and Other                     7,841     3         3,712    2         2,587     1         1,271    1          2,343    2
 * Automobile                            31,653    12        30,797    14       30,134    12         3,763    2            221    *
 * Savings accounts                         398     *           557    *           712     *           415    *            586    *
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
Total consumer loans                     43,761    16        37,984    17       36,285    14         7,641    4          5,300    4
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
Commercial business loans:               23,844     9        14,868    6        16,484     7         2,356    1          2,528    2
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
TOTAL LOANS                             258,506   100%      231,927   100%     252,929   100%      179,447   100%      146,854  100%
------------------------------------- --------- =======--------------=======------------=======------------ =======--------- --=====
Less:
Loans in process                         12,913              12,104             21,460              22,876              19,290
Discounts, premiums and deferred loan fees   98                 636              1,022                 206                 307
Allowance for losses                      2,273               2,431              2,507               1,071               1,247
------------------------------------- --------- -------------------------------------- --------- -----------------------------------
TOTAL                                  $243,222            $216,756           $227,940            $155,294            $126,010
===================================== ========= ====================================== ========= ===================================

* Less than one percent

         The following table sets forth at December 31, 1996, the principal amounts of the Bank's loans with contractual maturities during the periods indicated.


=============================================================== ===================================================================
                                                                         December 31, 1996
                                                                              Maturing
                                                                             After 1 year
(in thousands)                                       Within 1 year        through 5 years          After 5 years            Total
------------------------------------------- ---------------------------------------------------------------------------------------
Real Estate:
   Residential (1)                                         $ 6,270                $14,289                $81,707          $102,266
   Construction and lot(2)                                  12,900                  3,526                    454            16,880
   Commercial                                               13,767                 27,756                 17,319            58,842
Commercial business                                         13,209                  9,535                  1,100            23,844
Consumer                                                    13,957                 26,045                  3,759            43,761
------------------------------------------- ---------------------------------------------------------------------------------------
Total                                                      $60,103                $81,151               $104,339          $245,593
------------------------------------------- ---------------------------------------------------------------------------------------
Maturing after one year with:
Variable interest rates                                                           $38,778                $82,033
Fixed interest rates                                                               42,373                 22,306
------------------------------------------- ---------------------------------------------------------------------------------------
Total                                                                             $81,151               $104,339
=========================================== =======================================================================================

(1)      Excludes loans held for sale
(2)      Net of loans-in-process

         The Bank provides residential real estate construction and mortgage loans, consumer loans and commercial business loans. Loans secured by real estate generally include construction loans, loans to refinance or purchase existing properties, home equity loans and land acquisition and development loans.

         Real Estate Mortgage Loans. The Bank's real estate mortgage loans consist of commercial and residential mortgage loans, which are secured by existing properties. The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to four-family residences. The majority of residential mortgages which the Bank holds in its portfolio provide for interest rate adjustments every year and such adjustments are limited to 5% to 6% over the term of the loan. Loans made for 80% to 95% of the appraised value of the financed residences are primarily originated with private mortgage insurance which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1996, the loan portfolio includes approximately $32.9 million of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance. The Company believes that these loans, which the Company makes in the normal course of business from time to time, have not resulted in a significantly greater loss experience than the aggregate residential mortgage portfolio and these loans have higher yields.

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

         Construction Loans. Residential real estate construction loans comprised approximately 11%of the Bank's total loan portfolio as of December 31, 1996. The total construction loan portfolio of $27.6 million as of December 31, 1996, are all for one to four family residential properties.

         The Bank originates one to four family residential loans to individuals on a pre-sold basis and through developers on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location and overall portfolio concentrations. Limitations are imposed by the Bank on the amount of loans for the purpose of construction of residences that have not been pre-sold.

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

         Consumer Loans. Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, unsecured personal loans and education. As of December 31, 1996, consumer loans were approximately $43.8 million or 16% of total loans. Loans secured by automobiles are the dominant consumer loans and represented $31.7 million or 72% of total consumer loans as of December 31, 1996. Automobile loans are obtained from both the retail branch network and indirectly through referrals from automobile dealerships. Primarily all of the indirect automobile loans are obtained from dealerships within the Bank's market area and are underwritten to the same standards as those automobile loans acquired through a retail banking network. Management believes that the quality and risk is similar for retail and wholesale automobile loans.

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

         Commercial Business Loans. Commercial business loans (excluding SBA loans) totaled $21.7 million as of December 31, 1996. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to four-family residential loans, such loans generally involve a higher level of risk than one-to four-family residential loans. In 1996 and 1995, the Bank expanded its commercial business lending activities and expects to continue to pursue the commercial business loan area.

         SBA loans which totaled $2.1 million at December 31, 1996 are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 80% to 90% of the loan balance with the remaining portion unguaranteed. The SBA-guaranteed portion of the loan is then salable in secondary markets, with the Bank retaining the portion that is not guaranteed. SBA loans are similar to commercial business loans in yield and credit risk.

         Other Lending Activities. The Bank may also extend loans for other purposes from time to time, including land, acquisition and development and residential lot loans.

         The following table sets forth total loans and loans held for sale that were originated, purchased, sold and repaid during the periods indicated:

=============================================================== ====================================================================
                                                                             Year Ended        Nine Months Ended         Year Ended
                                                                           December 31,             December 31,          March 31,
(in thousands)                                                                     1996                     1995               1995
------------------------------------------------------------------ -----------------------------------------------------------------
Real estate loan origination                                                    $48,420                  $31,334            $90,308
Consumer and commercial loan originations                                        40,451                   30,107             22,045
------------------------------------------------------------------ -----------------------------------------------------------------
  o Total loan origination                                                       88,871                   61,441            112,353
Loans purchased                                                                   9,787                   22,776              6,193
Loans acquired in mergers                                                        36,078                                      41,682
------------------------------------------------------------------ -----------------------------------------------------------------
Total loan origination and purchases                                            134,736                   84,217            160,228
------------------------------------------------------------------ -----------------------------------------------------------------
Less:
  o Principal repayment on loans and loans held for sale                         58,101                   57,784             34,624
  o Sale of loans and loans held for sale                                        42,359                   47,435             53,927
------------------------------------------------------------------ -----------------------------------------------------------------
Total repayments and sale of loans                                              100,460                  105,219             88,551
------------------------------------------------------------------ -----------------------------------------------------------------
  o Total increase (decrease) in principal loan balances                         34,276                 (21,002)             71,677
Net decrease (increase) in deferred loan fees, premiums and discounts               614                      386              (816)
Net (decrease) increase in loans in process                                       (809)                    9,356              1,416
Net decrease (increase) in allowance for loss                                       158                       76            (1,436)
------------------------------------------------------------------ -----------------------------------------------------------------
  o Net increase (decrease) in loans and loans held for sale                    $34,239                ($11,184)            $70,841
================================================================== =================================================================

         Lending Procedures. Loan applications may be approved by the Board of Directors, the Board Loan Committee, the Management Loan Committee, or the Loan Officer if the loan is within delegated authority limits. The review of each loan application includes the applicant's credit history, income level, financial condition, and the value of any collateral to secure the loan (which, in the case of real estate loans, utilizes a review of an appraisal report prepared by an independent appraiser). In the case of major real estate loans, the loan underwriting process typically involves an analysis of the economic feasibility of the proposed project.

         The Management Loan Committee is currently comprised of the President, Executive Vice President-Finance, the Senior Vice President-Retail Banking, the Senior Vice President-Commercial Lending and the Senior Vice President-Loan Administration. The Management Loan Committee is authorized to approve residential and commercial mortgage/commercial non-mortgage loans up to $500,000, and residential loans which are pre-approved for sale to a mortgage conduit, up to $1,000,000. The committee is also authorized to approve consumer loan applications up to $100,000. All other loan applications are subject to the approval of the Board of Directors or the Board Loan Committee.

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

Servicing of Mortgage Loans

     The Bank services virtually all of its loan portfolio. As of December 31, 1996, the Bank was also servicing $277 million in loans and loan participations for other lenders. The Bank services both loans and loan participations it has sold to others, as well as loans pursuant to the purchase of servicing rights.

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

Non-Performing Assets and Allowance for Loan Losses

         The Bank's non-performing assets consist of real estate acquired through foreclosures ("other real estate owned") and loans which are 90 days or more past due. Generally, accrued interest on loans which are more than 90 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income. Non-performing assets as of December 31, 1996 were approximately $4.6 million, representing 1.27% of the Bank's total assets. The following table details the Bank's non-performing assets at December 31, 1996, 1995 and for the three-year period ending March 31, 1995:

=============================================================== ====================================================================
                                                     Year Ended   Nine Months Ended                    Years Ended
                                                   December 31,        December 31,                     March 31,
(in thousands)                                             1996                1995            1995               1994         1993
----------------------------------------------------------------------------------- ---------------------------------- ------------
Loans:
Consumer                                                   $157                $303            $352                $61         $241
Commercial business                                         583                 101             630                377          398
Residential mortgage                                      1,911               1,774           1,050                591        2,167
Residential construction                                    183                 107             115                 84           70
Commercial mortgage                                         294                                 162                244          317
Repossessed automobiles                                     196                 137             118
----------------------------------------------------------------------------------- ---------------------------------- ------------
    Total non-performing loans                            3,324               2,422           2,427              1,357        3,193
----------------------------------------------------------------------------------- ---------------------------------- ------------
Other real estate owned:
Residential construction                                    107                  90              26                468
Residential mortgage                                        898                 483             219                787          306
Land for residential use                                                                                            61
Land for commercial use                                     243                 767             764                555          574
Commercial real estate                                                                                                           52
----------------------------------------------------------------------------------- ---------------------------------- ------------
    Total other real estate owned                         1,248               1,340           1,009              1,871          932
----------------------------------------------------------------------------------- ---------------------------------- ------------
    Total non-performing assets                          $4,572              $3,762          $3,436             $3,228       $4,125
=================================================================================== ================================== ============

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

         General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, unlike specific allowances , general allowances have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that its continuance as assets is not warranted. The Bank will charge off 100% of the assets classified as loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Florida Department of Banking and Finance, who can order the establishment of additional general or specific loss allowances.

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

         In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled approximately $2.3 million at December 31, 1996, which is allocated according to the following table:

=============================================================== ====================================================================
                                 December 31,         December 31,                                March 31,
                                     1996                 1995                1995                  1994                   1993
                             Allow   % of loans  Allow  % of loans   Allow   % of loans    Allow   % of loans    Allow    % of loans
                               for     to total    for    to total     for     to total      for     to total      for      to total
(in thousands)              loan loss(2) loans   loan loss   loans   loan loss    loans    loan loss    loans    loan loss    loans
------------------------------------------------------------------------------------- --------------------- --------- ------------
Real estate construction
 and lot                      $ 48       12%     $179        16%      $281        19%       $212        29%      $137          31%
Residential mortgage           540        41      545         50       192         49        283         59       408           54
Commercial mortgage            440        22      371         11       343         11        198          7       224            9
Commercial business            267         9      520          6       531          7        114          1       152            2
Consumer                       475        16      506         17       406         14        163          4       201            4
Unallocated (1)                503                310                  754                   101                  125
------------------------------------------------------------------------------------- --------------------- --------- ------------
TOTAL                       $2,273      100%   $2,431       100%    $2,507       100%     $1,071       100%    $1,247         100%
===================================================================================== ===================== ========= ============

(1) The unallocated portion of the allowance for loan losses decreased from March 31, 1995 to December 31, 1996 and 1995 due to the Bank increasing its required reserve percentage from 10% to 15% of loans classified substandard. The unallocated balance at March 31, 1995, assuming a 15% reserve for loans classified substandard, would decrease to $439,000.
(2) The Bank changed the risk factors applied to the performing loan portfolio to risk factors more similar to the Bank's actual three loss history (see discussion below).

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

         Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio including non-performing loans. Risk factors applied to the performing loan portfolio in the year ended December 31, 1996 are based on the Bank's past three year loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. Prior to 1996, the risk factors applied to performing real estate loans and commercial business loans were primarily based on industry statistics because the Bank did not have a relevant loss history for these loans. After several years of transitioning to a commercial bank, the Bank has established a three year loss history on commercial real estate and commercial business loans which has been applied to the performing loan portfolio at December 31, 1996. Management believes the revised risk factors are more relevant to the current portfolio than the risk factors applied in prior years. Non-performing loans are carried at fair value based on the most recent information available. At December 31, 1996 the following risk factors are applied to the carrying value of each classified loan: (I) substandard at 15%, (ii) doubtful at 50%, and (iii) loss is charged-off 100%.

         The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses for the year ended December 31, 1996, the nine months ended December 31, 1995 and the years ended March 31, 1995, 1994, and 1993:

=============================================================== ====================================================================
                                                            At or for the      At or for the               At or for the
                                                              Year Ended,  Nine Months Ended                Years Ended
                                                             December 31,       December 31,                 March 31,
(in thousands)                                                       1996               1995         1995          1994        1993
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Beginning balance                                                  $2,431             $2,507       $1,071        $1,247        $775
Reserves acquired in connection with merger                           374                           1,399                       319
Charge offs:
* Real estate mortgage                                                228                213          344           274         530
* Real estate construction                                                                             10            11         138
* Consumer                                                            550                458          105             8         102
* Commercial business                                                  76                137          158           459         226
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
SUBTOTAL - Charge-Offs                                                854                808          617           752         996
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Recoveries:
* Real estate mortgage                                                 34                 26          166           235         138
* Consumer                                                             76                 57           15                         8
* Commercial                                                           57                549          273           127
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
SUBTOTAL - Recoveries                                                 167                632          454           362         146
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Net charge-offs                                                       687                176          163           390         850
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Provision for losses                                                  155                100          200           214       1,003
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Ending Balance                                                     $2,273             $2,431       $2,507        $1,071      $1,247
-------------------------------------------------------- ---------------- ------------------ -------------------------- -----------
Ratio of net charge-offs during the period to average loans
 outstanding during the period                                       .26%               .08%         .09%          .27%        .75%
======================================================== ================ ================== ========================== ===========

Investment Activities

         The Bank is required by federal regulations to maintain minimum levels of liquid assets. See "Regulatory Matters--Federal Regulation" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity." The Bank considers such factors as liquidity, yields, interest rate exposure, and general economic conditions in determining the composition of its investments portfolio. As of December 31, 1996 the Company had cash and cash equivalents of $39.3 million and investments of $39.7 million representing, in the aggregate, 22% of its total assets. See Note 3 of Notes to Consolidated Financial Statements.

Deposits

         The Bank offers a variety of deposit programs, including NOW accounts, money market deposit accounts, statement savings accounts, and variable-or fixed-rate certificates of deposit with maturities ranging from 30 days to five years. The principal difference among certificate accounts relate to minimum balance, term, interest rate, and method of compounding.

         As of December 31, 1996, certificate accounts in the amount of $100,000 or more amounted to approximately $25.2 million representing 9% of total deposits.

         The following tables set forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:

=============================================================== ====================================================================
                                        December 31, 1996                   December 31, 1995                  March 31, 1995
                                              Weighted    Percent              Weighted     Percent              Weighted    Percent
                                               Average    of Total              Average     of Total              Average   of Total
(dollars in thousands)            Amount     Stated Rate  Deposits    Amount  Stated Rate   Deposits    Amount  Stated Rate Deposits
------------------------------------------------------------------- ----------------- ----------------------------------------------
Non-interest bearings accounts      $ 30,341                11%       $ 23,867               11%        $ 26,149               11%
NOW accounts                          35,372    1.50%        13         28,202     1.50%     13           26,688       2.00%   12
Savings accounts                      19,137    2.55         7          19,699     2.55       9           19,395       2.45     9
Money Market deposit accounts         39,902    3.20         15         14,536     2.88       6           14,581       2.45     6
Certificate of deposits              147,835    5.41         54        137,231     5.61      61          142,922       5.47    62
------------------------------------------------------------------- ----------------- ----------------------------------------------
Total Deposits                      $272,587    3.78%       100%      $223,535     4.02%    100%        $229,735       4.00%  100%
=================================================================== ================= ==============================================

         The following table presents, by stated interest rate ranges, the amount of certificates of deposits outstanding (in thousands) at December 31, 1996 and the periods to maturity of the certificates of deposits by the stated interest rate ranges at December 31, 1996:

====================================================================================================================================
                                                                                           December 31, 1996
                  December 31,  December 31,              March 31,                0-6       7-12      13-18     19-24
                          1996          1995       1995        1994        1993   Months     Months    Months    Months  Thereafter
---------------  ---------------  --------- -----------  ---------- ----------- -------- ----------  --------  ------- -------------
  Up to 4.00%           $  3,006  $   3,490   $   7,768     $71,641     $62,060  $ 2,834  $     172
  4.01 to 5.00%           37,671     33,810      37,616      14,415      11,404   29,121      5,846   $   944   $1,108     $   652
  5.01 to 6.00%           91,298     55,888      48,575       4,180       9,258   41,863     33,556     9,038    4,173       2,668
  6.01 to 7.00%           15,162     38,049      44,725       1,237       4,382    2,199      2,979       948      988       8,048
Over 7.01%                   698      5,994       4,238       1,551       3,102      346                                       352
---------------  ---------------  --------- -----------  ---------- ----------- -------- ----------  --------  ------- -------------
          TOTAL         $147,835   $137,231    $142,922     $93,024     $90,206  $76,363    $42,553   $10,930   $6,269     $11,720
---------------  ---------------  --------- -----------  ---------- ----------- -------- ----------  --------  ------- -------------
     % of Total             100%                                                     52%        29%        7%       4%          8%
===============  ===============  ========= ===========  ========== =========== ======== ==========  ========  ======= =============

Borrowings

         Several credit options are made available to banks from time to time by the FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has specified maturity and either a fixed or a variable interest rate determined by the FHLB. Rates offered for variable interest FHLB borrowings are set from time to time by the FHLB. FHLB policy prescribes the acceptable use to which the proceeds of such borrowings may be used. The Bank has a credit facility from the FHLB in the amount of $39.0 million.

         FHLB advances are collateralized by FHLB stock, mortgage loans and mortgage backed securities pledged in accordance with agreements the Bank entered into with the FHLB. In accordance with the agreements, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $35.0 million, $42.0 million, and $44.0 million at December 31, 1996, 1995 and March 31, 1995, respectively. At December 31, 1996, the Bank also had pledged mortgage backed securities pledged in the amount of $25.7 million. The Bank had $30.0 million in outstanding advances at December 31, 1996.

         From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to an independent safekeeping agent, securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the customer, broker or dealer a variable rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the Bank. The amounts of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of December 31, 1996, the Bank had $2.1 million outstanding in repurchase agreements.

         The following tables present selected information on borrowings:

=============================================================== ====================================================================
                                                         Year Ended     Nine Months Ended             Years Ended
                                                       December 31,          December 31,              March 31,
-------------------------------------------------- ---------------- ---------------------  -----------------------------------------
                                                               1996                  1995         1995            1994          1993
-------------------------------------------------- ---------------- ---------------------  ----------- ---------------  ------------
SHORT TERM BORROWINGS:
FHLB Advances:
Amounts outstanding at end of year                           $5,000               $25,000      $15,000         $20,000
Weighted average rate at end of year                          6.95%                 5.63%        6.15%           3.86%
Maximum amount outstanding at any month end                 $12,000               $25,000      $20,000         $40,000
Approximate average amount outstanding during year           $1,953               $ 7,939      $ 6,000         $15,000
Approximate weighted average rate for year                    5.99%                 5.78%        4.71%           3.45%
-------------------------------------------------- ---------------- ---------------------  ----------- ---------------  ------------
Other Borrowed Money:
Amounts outstanding at end of year                           $2,076                $2,350       $2,748
Weighted average rate at end of year                          4.96%                 5.05%        5.96%
Maximum amount outstanding at any month end                  $2,352                $2,651       $2,748
Approximate average outstanding during year                  $1,911                $2,385         $663
Approximate weighted average rate for year                    4.87%                 5.15%        5.60%
-------------------------------------------------- ---------------- ---------------------  ----------- ---------------  ------------
LONG TERM BORROWINGS:
FHLB Advances:
Amounts outstanding at end of year                          $25,000
Weighted average rate at end of year                          5.61%
Maximum amount outstanding at any month end                 $25,000
Approximate average amount outstanding during year             $690
Approximate weighted average rate for year                    5.61%
================================================== ================ =====================  =========== ===============  ============

Competition

         The Bank experiences strong competition both in attracting deposits and originating loans in its South Florida market area. Direct competition for deposits comes from other commercial banks, savings and loan associations, credit unions, money market funds and other providers of financial services . Competition is significant largely due to the desire of financial institutions to access the high proportion of retirees who live in South Florida and have above average liquid assets. The Bank competes with other commercial banks, savings and loan associations, and credit unions for loans. In addition, mortgage banking companies are competitors for residential real estate loans. Many of these competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, less regulatory burdens, less capital requirements and larger employee bases than the Bank. The primary methods used to attract deposit accounts include interest rates, variety and quality of services, convenience of branches and advertising and promotions. The Bank competes for loans through interest rates, loan fees and efficient, quality service provided to customers.

Employees

         The Company employed approximately 150 persons as of December 31, 1996. The Company places a high priority on staff development which involves training in operational procedures, customer service and regulatory compliance. Extensive incentive programs that focus on and are dependent on the achievement of certain financial and customer service goals are in place for employees.

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

         FRB policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted. Under FIRREA, if a bank holding company has more than one bank or thrift subsidiary, such as the Company, each of the bank holding company's subsidiary depository institutions are responsible for any losses to the FDIC as a result of an affiliated depository institution's failure. As a result, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify as capital under regulatory rules. Any loans from the holding company to such subsidiary banks would likely be unsecured and subordinated to such bank's depositors, and perhaps to other creditors of the bank.

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

         Significantly or critically undercapitalized institutions and undercapitalized institutions that did not submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restric tion on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution became critically undercapitalized.

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

         In addition, the Interstate Banking Act provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States may enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states may opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.
         The Interstate Banking Act also expands former exemptions from the requirement that banks be examined on a 12- month cycle. Exempted banks will be examined every 18 months. Other provisions of the Interstate Banking Act address paper work reduction and regulatory improvements, small business and commercial real estate loan securitization, truth-in-lending amendments on high cost mortgages, strengthening of the independence of certain financial regulatory agencies, money laundering, flood insurance reform and extension of certain statutes of limitation.

         Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act") which is to become effective on May 31, 1997. The purpose of the Florida Branching Act is to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, shall not be permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

         At this time, the Company is unable to predict how the Interstate Banking Act and the Florida Branching Act may affect its operations.

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

         With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is controlled by a company that controls the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term "affiliate" also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness.

         Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an association's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and condi tions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

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

         Under federal law, BIF and SAIF are each statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. The FDIC further reduce the BIF assessment schedule by an additional four basis points for the 1996 calendar year so that most BIF members paid only the statutory minimum semiannual assessment of $1,000. During this same period, the FDIC retained the existing assessment rate schedule applicable to SAIF deposits of 23 cents to 31 cents per $100 of domestic deposits, depending on the institution's risk classification.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels.
 This one-time assessment accrued in the third quarter of 1996. As a result, beginning in 1997, both BIF and SAIF deposits were assessed at the same rate of 0 to 27 basis points depending on risk classification.

         Effective January 1, 1997, however, DIFA also separated from the SAIF assessments the Financing Corporation ("FICO") assessments which service the interest on its bond obligations. According to the FDIC's risk-related assessment rate schedules, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance. FICO assessment rates for the first semiannual period of 1997 were set at 1.30 basis points annually for BIF- assessable deposits and 6.48 basis points annually for SAIF-assessable deposits. These rates are subject to quarterly adjustment to reflect changes in the assessment basis for the BIF and the SAIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged as specified in DIFA or until January 1, 2000, whichever occurs first.

         Economic Growth and Regulatory Paperwork Reduction Act of 1996. The recent enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlines the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

         Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. On May 3, 1995, the federal banking agencies issued final regulations which change the manner in which the regulators measure a bank's compliance with the CRA obligations. The final regulations adopt a performance-based evaluation system which bases CRA ratings on an institutions's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

         Regulation of the Bank Holding Company

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

         At December 31, 1996, the Company exceeded minimum capital requirements. At December 31, 1996, the Company's capital to risk-weighted assets was 16.9% and Tier I Capital to risk-weighted assets was 15.9%. At December 31, 1996, the Company's leverage ratio was 11.7%, which also exceeded the minimum requirements. The Company currently exceeds the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company is unaware of any violation or alleged violation of these regulations, policies or directives.

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

Item 2.           Properties

         The Bank operates ten full-service branches of which three of the facilities are owned and seven are leased. The Bank owns an office building in West Palm Beach, Florida which houses its corporate office headquarters and a full-service branch. Two-thirds of the building serves as the Company's corporate headquarters which includes the Bank's loan servicing, item processing, proof-of-deposit, accounting, and administration departments as well as a loan production and branch depository facility. The remaining office space is fully leased to unaffiliated parties. Net book value for office buildings and land was approximately $6.2 million at December 31, 1996.

         The Bank leases seven full-service branches in Palm Beach County, Florida, of which four branches were acquired in connection with the Banyan, Governors and Century branch acquisitions.

         At December 31, 1996, a branch was under construction which is scheduled to be completed by March 15, 1997. Total construction costs plus land costs will be approximately $2.1 million. An existing leased branch will be relocated to the new building.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the quarter ended December 31, 1996.

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

=============================================================== ====================================================================
                                                                BID PRICE
                                                                                           Year Ended
                                                                     December 31,                               December 31,
                                                                         1996                                       1995
----------------------------------------------------- ------------------------------------------  ----------------------------------
                                                               High                  Low                  High                 Low
Quarter ended March 31                                        $6                    $5 1/8                $4 1/8             $3 7/8
Quarter ended June 30                                         $6 1/4                $5 1/2                $5                 $4 1/8
Quarter ended September 30                                    $5 7/8                $5 1/8                $6                 $4 3/4
Quarter ended December 31                                     $6 1/8                $5 1/4                $5 7/8             $5 1/8
===================================================== ======================  ==================  ==================== =============

         Currently the Company has thirteen market makers in its common stock:

         Allen C. Ewing & Co.                       Fahnestock & Co., Inc.
         F. J. Morrissey & Co., Inc.                Herzog, Heine, Geduld, Inc.
         J. W. Charles Securities, Inc.             Mayer & Schweitzer, Inc.
         Nash, Weiss & Company                      Raymond James & Associates
         Robert W. Baird & Co., Inc.                Ryan Beck & Co., Inc.
         Sandler O'Neill & Partners, L.P.           Stearn, Agee & Leach, Inc.
         William R. Hough & Co.

         As of February 9, 1997, the approximate number of holders of the common stock was 3,500.

         The  Board  of  Directors  has  declared  cash   dividends  for  common
shareholders every quarter since April 1993. The Board of Directors declared dividends in the amount of $.02 per share during the first and second quarters ended June 30, 1995, $.025 per share during the third and fourth quarters ended December 31, 1995, and the first quarter ended March 31, 1996 and $.03 per share during the second, third and fourth quarters ended December 31, 1996. Dividends of $.03 per share were also declared on February 29, 1997.

         On August 12, 1991, January 27, 1992, April 1, 1993, and January 21, 1994, the Company issued a common stock dividend of 10%, 5%, 10% and 5%, respectively.

         Future payment of dividends will be subject to determination and declaration by the Board of Directors. See Note 11 to the audited consolidated financial statements for discussion of restrictions on dividend payments.

Item 6.           Selected Financial Data

CONSOLIDATED SELECTED FINANCIAL DATA
================================================================================================================================
                                                        Year Ended      Nine Months Ended
                                                       December 31,          December 31,          Year Ended March 31,
(Amounts in thousands, except per share amounts)              1996(a)                1995          1995          1994       1993
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Summary of Operating Results:
Interest income                                               $24,796             $16,282       $16,514       $12,638    $11,412
Interest expense                                               10,613               7,775         7,397         5,512      4,560
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Net interest income                                            14,183               8,507         9,117         7,126      6,852
Provision for loan losses                                         155                 100           200           214      1,003
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Net interest income after provision for loan losses            14,028               8,407         8,917         6,912      5,849
Non-interest income                                             4,684               3,181         2,773         4,238      2,883
Operating expenses                                             14,601               8,442         9,860         8,739      6,932
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Income before income taxes and accounting change                4,111               3,146         1,830         2,411      1,800
Income taxes                                                    1,711               1,169           663           818        582
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Income before accounting change                                 2,400               1,977         1,167         1,593      1,218
Change in method of accounting for income taxes                                                                   500
----------------------------------------------------  --------------- ------------------- ------------- ------------- ----------
Net income                                                     $2,400              $1,977        $1,167        $2,093     $1,218
Per Share Data:
Primary earnings per common share:
Income before change in accounting for income taxes              $.20                $.32          $.23          $.42       $.50
====================================================  =============== =================== ============= ============= ==========
Net income                                                       $.20                $.32          $.23          $.55       $.50
====================================================  =============== =================== ============= ============= ==========
Fully diluted earnings per common share                          $.20                $.25          $.23          $.55       $.50
====================================================  =============== =================== ============= ============= ==========
Average common shares and common stock equivalents
   outstanding:
   Primary                                                      7,474               5,175         4,474         3,927      2,895
   Fully diluted                                                7,474               7,797         4,474         3,927      2,895
====================================================  =============== =================== ============= ============= ==========
Book value per common share                                     $4.82               $4.75         $4.19         $4.08      $4.31
Dividends per common share                                      $.115                $.07          $.07          $.04
====================================================  =============== =================== ============= ============= ==========

(a)      Includes one-time SAIF assessment of $669,000, net of tax (see Note 15 to Consolidated Financial Statements).

CONSOLIDATED SELECTED FINANCIAL DATA (Continued)
====================================================================================================================================
                                                    Year Ended   Nine Months Ended                     Year Ended
                                                  December 31,        December 31,                     March 31,
(Amounts in thousands, except per share data)          1996(a)                1995             1995          1994(a)            1993
-------------------------------------------- -----------------  ------------------  ---------------  ---------------  --------------
Balance Sheet Data:
At period end:
Total assets                                          $359,306            $303,661         $280,039         $206,637        $169,474
Investments                                             39,699              10,622           14,103           24,481             248
Loans (b)                                              253,268             219,187          230,447          156,365         127,257
Allowance for loan losses                                2,273               2,431            2,507            1,071           1,247
Total deposits                                         272,587             225,059          229,735          156,651         145,911
Borrowed money                                          32,076              27,350           19,733           21,995           2,000
Shareholders' equity                                    45,573              43,834           20,446           19,648          10,793
Shares outstanding                                       7,855               6,588            3,653            3,610           1,942
============================================ =================  ==================  ===============  ===============  ==============
Average Balances:
Assets                                                $321,500            $272,270         $229,731         $185,764        $133,754
Shareholders' equity                                    45,000              27,280           20,446           16,574           8,358
Interest-earning assets                                287,000             250,690          208,994          173,756         122,257
Interest-bearing liabilities                           234,000             217,970          185,742          154,371         108,357
============================================ =================  ==================  ===============  ===============  ==============
Other data:
Return on average assets                                  .95%                .97%             .50%            1.13%            .91%
Return on average shareholders' equity                   6.82%               9.65%            5.82%           12.63%          14.57%
Average shareholders' equity to average total assets    14.00%              10.00%            8.60%            8.92%           6.25%
Shareholders' equity to total assets                    12.68%              14.44%            7.30%            9.50%           6.40%
Net interest spread                                      4.12%               3.89%            3.92%            3.70%           5.13%
Net interest margin                                      4.95%               4.52%            4.36%            4.10%           5.60%
Non-performing loans (c)                                $3,129              $2,422           $2,427           $1,357          $3,193
Non-performing assets (c)                               $4,573              $3,762           $3,436           $3,228          $4,125
Non-performing loans to total loans and
      mortgage backed securities                         1.09%               1.12%            1.04%             .87%           2.53%
Non-performing assets to total assets                    1.27%               1.24%            1.23%            1.56%           2.43%
Allowance for loan losses to total loans                  .90%               1.11%            1.09%             .69%            .98%
Net charge-offs to average loans                          .26%                .08%             .09%             .27%            .75%
Efficiency ratio (d)                                       71%                 72%              83%              77%             71%
Dividend payout ratio (e)                                  40%                 22%              30%               7%
Number of full-service offices                              10                   8                7                5               5
Loan servicing portfolio (in millions)                    $277                $307             $323             $189            $267
============================================ =================  ==================  ===============  ===============  ==============

(a) Ratios for the year ended December 31, 1996 exclude a one-time SAIF assessment expense of $669,000 net of tax, where appropriate (See Note 15 to Consolidated Financial Statements). Ratios for the year ended March 31, 1994 include a $500,000 effect of change in accounting for income taxes where appropriate.
(b) Net of deferred loan fees, purchased loan discounts and premiums and undisbursed loans-in-process.
(c) Non-performing loans are loans contractually past due 90 days or more placed on non-accrual. Non-performing assets include non-performing loans, other real estate owned and repossessed assets.
(d) The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income.
(e) Dividend payout ratio is calculated by dividends declared per share divided by primary net income per share.

QUARTERLY FINANCIAL DATA
=============================================================== ====================================================================
                      For the Year Ended December 31, 1996
                                                                   First          Second                Third          Fourth
(Amounts in thousands except per share data)                     Quarter         Quarter          Quarter (a)         Quarter
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
Interest income                                                   $6,213          $6,203               $6,223          $6,157
Interest expense                                                   2,679           2,646                2,634           2,654
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
Net interest income                                                3,534           3,557                3,589           3,503
Provision for loan losses                                             25              30                   50              50
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
Net interest income after provision for loan losses                3,509           3,527                3,539           3,453
Non-interest income                                                  906           1,107                1,280           1,391
Operating expense                                                  3,273           3,512                4,454           3,362
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
Income before income taxes                                         1,142           1,122                  365           1,482
Provision for income taxes                                           473             467                  153             618
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
Net income                                                          $669            $655                 $212            $864
--------------------------------------------------------------- -------- ---------------  ------------------- ---------------
PER SHARE DATA:
Net income per common share                                         $.06            $.06                  (b)            $.09
Dividends per common share                                         $.025            $.03                  (b)            $.03
Average common shares and common stock equivalents outstanding     7,008           7,065                7,823           7,999
=============================================================== ======== ===============  =================== ======================

(a)      Includes one-time SAIF assessment expense of $669,000, net of income tax (see Note 15 to Consolidated Financial Statements)
(b)      Less than $.01 per share


=============================================================== ====================================================================
                      For the Year Ended December 31, 1995
                                                                         First           Second             Third            Fourth
                                                                       Quarter          Quarter           Quarter           Quarter
---------------------------------------------------------------- -------------  ---------------  ---------------- -----------------
Interest income                                                         $5,336           $5,401            $5,538            $5,344
Interest expense                                                         2,488            2,712             2,704             2,359
---------------------------------------------------------------- -------------  ---------------  ---------------- -----------------
Net interest income                                                      2,848            2,689             2,834             2,985
Provision for loan losses                                                   25               25                50                25
---------------------------------------------------------------- -------------  ---------------  ---------------- -----------------
Net interest income after provision for loan losses                      2,823            2,664             2,784             2,960
Non-interest income                                                        717              832             1,283             1,064
Operating expense                                                        3,104            2,678             2,896             2,867
---------------------------------------------------------------- -------------  ---------------  ---------------- -----------------
Income before income taxes                                                 436              818             1,171             1,157
Provision for income taxes                                                 158              291               421               457
---------------------------------------------------------------- -------------  ---------------  ---------------- -----------------
Net income                                                                $278             $527              $750              $700
PER SHARE DATA:
Primary earnings per common share                                         $.05             $.10              $.15              $.09
Fully diluted earnings per common share                                    .05              .10               .13               .08
Dividends per common share                                                 .02              .02              .025              .025
Average common shares and common stock equivalents outstanding
   Primary                                                               4,466            4,459             4,629             6,120
   Fully diluted                                                         4,466            4,459             5,610             8,731
================================================================ =============  ===============  ================ =================

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

         Consistent with the Bank's shift in business focus, on November 6, 1995, the Company and the Bank received all necessary federal and state regulatory approvals and converted to a commercial bank holding company and a State of Florida chartered commercial bank. On July 26, 1995, as a consequence of the Bank's charter conversion, the Company and the Bank changed their fiscal year ends from March 31 to December 31.

         On December 15, 1995, the Bank purchased the West Palm Beach office of Century Bank, a thrift chartered bank, which provided a larger customer base when combined with the existing Republic Bank branch in the same vicinity and other key economic benefits to the Bank.

         On January 19, 1996, the Bank acquired Banyan Bank, a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. In addition to acquiring commercial bank loans and deposit portfolios, the acquisition provides Republic with a geographic presence in South Palm Beach County. Total assets acquired in connection with the merger was approximately $61.7 million.

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

Results of Operations

         The following is a discussion and analysis of the Company's consolidated results of operations. The Company's operating results include the results of Banyan Bank since January 19, 1996 and Governors Bank since November 30, 1994. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and corresponding notes included elsewhere in this report.

         The Company's net income was $2.4 million for the year ended December 31, 1996 compared to $2.3 million for the year ended December 31, 1995. Net income for the year ended December 31, 1996 was reduced by $669,000 due to a one-time Federal Deposit Insurance Corporation ("FDIC") Savings Association Insurance Fund ("SAIF") assessment to recapitalize the national SAIF (see Note 14 to the Consolidated Financial Statements). Net income for the year ended December 31, 1996 increased 36% to $3.1 million, excluding the one-time FDIC SAIF assessment, from $2.3 million for the year ended December 31, 1995. The increase in net income is due to a $2.8 million increase in net interest income, a $788,000 increase in non-interest income offset by increases of $1.9 million in operating expenses, $30,000 in provision for loan losses and $384,000 in income taxes. Net income per common share was $.29 on a primary and fully diluted basis, excluding the one-time FDIC SAIF assessment, for the year ended December 31, 1996 compared to $.39 on a primary basis and $.37 on a fully diluted basis for the year ended December 31, 1995. Earnings per share decreased for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to a 2.7 million increase in the average shares outstanding during 1996 primarily as a result of the November 1995 secondary equity offering and the conversion of the Company's Series "A" preferred stock to common stock (see Note 11 to the Consolidated Financial Statements). Reported net income per share for the year ended December 31, 1996 was $.20. The one-time FDIC SAIF assessment resulted in a reduction of EPS of $.09.

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

         The Company's net income decreased by $926,000 from $2.1 million for the year ended March 31, 1994 to $1.2 million for the year ended March 31, 1995. Earnings per share declined to $0.23 in 1995 from $0.42 in 1994 (before the cumulative effect of a change in accounting principle). Net income for the year ended March 31, 1994 included a $500,000 ($.13 per share) cumulative effect of a change in accounting principle related to the adoption of Statement of Financial Accounting Standards No. 109. The decrease in earnings for 1995 of $426,000, excluding the cumulative effect of a change in accounting principle, is primarily due to increases of $1.92 million in net interest income and $1.30 million in other non-interest income and service charges on deposit accounts which were more than offset by a decrease of $2.48 million in gain on sale of loans and servicing and mortgage trading income, a $200,000 loss on trading account investments, and an increase of $1.12 million in operating expenses.

         The primary component of earnings for most financial institutions including the Company is net interest income. Net interest income is the difference between the interest income received on its interest-earning assets and the interest paid on its interest-bearing liabilities. Net interest income is determined primarily by interest rate spread and the relative amounts of interest-earning assets and interest-bearing liabilities.

Net Interest Income

         Net interest income increased 25% to $14.2 million for the year ended December 31, 1996 compared to $11.4 million for the year ended December 31, 1995. The increase in net interest income is primarily due to an increase of $21.7 million in average net interest-earning assets as a result of a $35.1 million increase in average interest-earning assets offset by an increase of $13.4 million in average interest-bearing liabilities. Average loans outstanding increased $26.1 million and average investments and interest-bearing deposits in other financial institutions increased $9.0 million while average interest-bearing deposits increased $28.4 million and average borrowed money outstanding decreased $15.0 million. The increases in the loan and deposit portfolios are primarily due to the Banyan Bank acquisition. In addition, an increase of 17 basis points in the Bank's net interest spread contributed $485,000 to the increase in net interest income for the year ended December 31, 1996 compared to the year ended December 31, 1995. Net interest spread increased due to a 5 basis point increase in the yield on interest earning assets and a 12 basis point decrease in the rate on interest-bearing liabilities which is a result of the Bank's efforts to change the compositions of the loan and deposit portfolios to that of a traditional commercial bank.

         Net interest income for the nine months ended December 31, 1995 increased $2.2 million or 35% from the nine months ended December 31, 1994 due primarily to an increase of $4.7 million in interest income on loans, offset by an increase of $2.7 million in interest expense on certificates of deposit. The average interest-earning assets and average interest-bearing liabilities increased during the nine months ended December 31, 1995 compared with the nine months ended December 31, 1994 primarily due to the acquisition of Governors Bank. In addition the Bank's net interest margin increased to 4.52% for the nine months ended December 31, 1995 from 4.17% for the nine months ended December 31, 1994, primarily as a result of a change in the composition of the Bank's loan portfolio. The composition of the Bank's loan portfolio changed as a result of the Governors merger to reflect an increase in consumer, commercial business and commercial real estate loans which generally are higher yielding than residential mortgage loans.

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

Interest Income

         The increase of $3.2 million in interest income for the year ended December 31, 1996 compared to the year ended December 31, 1995 is due to an increase of $2.5 million in interest and fees on loans, a $552,000 increase in interest on interest-bearing deposits and a $162,000 increase in interest and dividends on investments. The increase in interest and fees on loans is primarily due to an increase of $26.1 million in the average balance of loans outstanding during the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase in loans outstanding is primarily a result of the Banyan Bank acquisition.

         Interest income increased approximately $5.1 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The primary contributor to the increase in interest income is a $45.0 million increase in the average loan balances outstanding for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 which resulted in an increase in interest income of $3.5 million. Approximately $1.1 million of the increase in interest income for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 resulted from an increase in the average rate earned on loans. The average investment balance increased approximately $6.7 million as a result of the Governors acquisition which was the primary reason for the increase in interest income on investments of $465,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994.

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

Interest Expense

         The increase in interest expense of $533,000 is due to an increase in the average balance of interest-bearing liabilities, which was partially offset by a decrease in interest expense of $183,000 due to a decrease in the rate paid on interest-bearing liabilities during the year ended December 31, 1996 compared to the year ended December 31, 1995. The decrease in the rate paid on interest-bearing liabilities of 12 basis points for the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily a result of reducing the rate paid on certificate of deposits by approximately 10 basis points. The Bank began lowering interest rates paid on certificates of deposits in March 1995 to become aligned with the commercial bank market. Likewise, the average balance of non-interest bearing deposits increased $10.2 million or 52% for the year ended December 31, 1996 compared to the year ended December 31, 1995.

         In line with management's goals, the average balance of non-interest-bearing deposits increased $10.5 million to $18.6 for the nine months ended December 31, 1995 from $8.1 million for the nine months ended December 31, 1994. However, increases in the volume of certificates of deposits and the average rate paid on certificates of deposits contributed to the $2.9 million increase in interest expense for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. An increase of $36.9 million in the average balance of certificates of deposits resulted in an increase of $1.6 million in interest expense while an increase in the rate paid on certificates of deposits increased interest expense $1.2 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The Governors acquisition resulted in an increase in average certificate of deposits of approximately $28.0 million.

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

NET INTEREST INCOME, AVERAGE BALANCE AND RATES:
=============================================================== ====================================================================
                                                          Year Ended December 31,                             Nine Months Ended
                                                   1996                              1995                             1995
                                   ------------------------------  ---------------------------------------------------------------
                                    Average              Yield/     Average                Yield/ Average                 Yield/
(dollars in thousands)              Balance  Interest     Rate      Balance    Interest     Rate   Balance    Interest     Rate
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Assets
Interest-earning assets:
Loans                               $251,915   $22,623      8.98%   $225,789     $20,160   8.93%   $224,405     $15,201      9.03%
Interest-bearing deposits             19,042       974       5.12     12,806         422    3.30     12,985         339       3.48
Investments                           15,615     1,199       7.68     12,889       1,037    8.05     13,300         742       7.44
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Total interest-earning assets       $286,572    24,796       8.65    251,484      21,619    8.60    250,690      16,282       8.65
Other assets                          34,978                          22,506                         21,580
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Total                               $321,550                        $273,990                       $272,270
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Liabilities and Shareholders'Equity
Interest-bearing liabilities:
NOW accounts                         $33,192       508       1.53    $33,453         597    1.78    $34,762         454       1.74
Money market accounts                 28,250     1,127       3.99     14,214         417    2.93     12,958         312       3.20
Savings deposits                      19,341       522       2.70     18,763         551    2.94     18,354         405       2.94
Certificate of deposits              148,925     8,209       5.51    134,853       7,566    5.61    133,200       5,775       5.78
Borrowed money                         4,554       247       5,42     19,618       1,134    5.78     18,696         829       5.91
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Total interest-bearing liabilities   234,262    10,613       4.53    220,901      10,265    4.65    217,970       7,775       4.76
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Non-interest-bearing deposits         29,115                          18,932                         18,576
Other liabilities                     13,173                           8,597                          8,444
Shareholders' equity                  45,000                          25,560                         27,280
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Total liabilities and shareholders'
    equity                          $321,550                        $273,990                       $272,270
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Net interest/income rate spread                $14,183      4.12%                $11,354   3.95%                 $8,507      3.89%
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Net average interest-earning
    assets/net interest margin       $52,310                4.95%    $30,583               4.51%    $32,720                  4.52%
-------------------------------------------- --------- ----------  ---------  ---------- ------------------  ---------- ----------
Ratio of average interest-earning
  assets to average
 interest-bearing liabilities          1.22X                           1.14X                          1.15X
============================================ ========= ==========  =========  ========== ==================  ========== ==========
=============================================================== ====================================================================
                                    Nine Monts Ended December 31,           Year Ended March 31,
                                                  1994                               1995
                                    --------------------------------- -----------------------------------
                                     Average                 Yield/    Average                  Yield/
(dollars in thousands)                Balance   Interest      Rate      Balance   Interest       Rate
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Assets
Interest-earning assets:
Loans                                 $179,256    $10,522       7.83%   $191,442    $15,480         8.09%
Interest-bearing deposits               14,639        379        3.45     10,743        462          4.30
Investments                              6,568        277        5.62      6,809        572          8.40
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Total interest-earning assets          200,463     11,178        7.43    208,994     16,514          7.90
Other assets                            12,506                            20,737
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Total                                 $212,969                          $229,731
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
NOW accounts                           $26,247        278        1.41    $19,393        607          3.13
Money market accounts                   12,334        308        3.30     27,794        419          1.51
Savings deposits                        19,228        460        3.19     14,067        437          3.11
Certificate of deposits                 96,328      3,053        4.23    105,659      4,781          4.52
Borrowed money                          19,656        810        5.49     18,829      1,153          6.12
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Total interest-bearing liabilities     173,793      4,909        3.77    185,742      7,397          3.98
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Non-interest-bearing deposits            8,126                            10,428
Other liabilities                       11,087                            13,115
Shareholders' equity                    19,963                            20,446
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Total liabilities and shareholders'                                     $229,731
    equity                            $212,969
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Net interest/income rate spread                    $6,269       3.66%                $9,117         3.92%
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Net average interest-earning
    assets/net interest margin         $26,670                  4.17%    $23,252                    4.36%
----------------------------------- ----------  ---------  ---------- ---------- ----------  ------------
Ratio of average interest-earning
  assets to average interest-bearing
 liabilities                             1.15X                             1.13X
=================================== ==========  =========  ========== ========== ==========  =======================================

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

========================================================== =========================================================================
                                                             Year Ended                               Nine Months Ended
                                                    December 31, 1996 versus 1995               December 31, 1995 versus 1994
                                              -----------------------------------------   -----------------------------------------
                                                Increase (decrease) due to change in:       Increase (decrease) due to change in:
                                              -----------------------------------------   -----------------------------------------
                                                 Average       Average         Net           Average       Average         Net
(dollars in thousands)                            Rate         Volume        Change           Rate          Volume        Change
--------------------------------------------- ------------- ------------- -------------   -------------  ------------  ------------
Interest income:
Loans - net                                            $117        $2,346        $2,463          $1,146        $3,533        $4,679
Interest-bearing deposits                               233           319           552              17          (57)          (40)
Investments                                            (48)           210           162              86           379           465
--------------------------------------------- ------------- ------------- -------------   -------------  ------------  ------------
                                                        302         2,875         3,177           1,249         3,855         5,104
--------------------------------------------- ------------- ------------- -------------   -------------  ------------  ------------
Interest expense:
Savings deposits                                       (45)            16          (29)            (27)          (28)          (55)
NOW accounts                                           (85)           (4)          (89)              56           120           176
Money Market accounts                                   150           560           710            (17)            21             4
Certificates of deposit                               (133)           776           643           1,164         1,558         2,722
Borrowed money                                         (72)         (815)         (887)              72          (53)            19
--------------------------------------------- ------------- ------------- -------------   -------------  ------------  ------------
                                                      (185)           533           348           1,248         1,618         2,866
--------------------------------------------- ------------- ------------- -------------   -------------  ------------  ------------
Net interest income                                    $487        $2,342        $2,829              $1        $2,237        $2,238
============================================= ============= ============= =============   =============  ============  =============

Provision for Loan Losses

         The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses. The amount of future provisions is a function of the ongoing evaluation of the allowance for loan losses which considers the characteristics of the loan portfolio, economic conditions, and other relevant factors.

         The provision for loan losses increased $30,000 or 24% for the year ended December 31, 1996 compared to the year ended December 31, 1995. The allowance for loan losses as a percent of total loans is approximately .90% which management believes to be adequate considering the Bank's loan composition at December 31, 1996 and the Bank's historical losses. Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio including non-performing loans. Risk factors applied to the performing loan portfolio are based, in part, on the Bank's past 3 year loss history and considers the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. The amount of provision for loan losses is a function of management's evaluation of the allowance for loan losses. Based on the analysis of the allowance for loan losses at December 31, 1996, management believes the allowance is adequate.

         In accordance with the Bank's asset classification policy, non-performing loans (loans contractually past-due 90 days or more) are recorded at the lesser of the loan balance or estimated fair value of the collateral underlying the loan for collateral dependent loans, or the net present value of estimated future cash flows discounted at the loan's original effective interest rate. As a result, any expected losses from loans identified at December 31, 1996 as non-performing have been recognized by the Bank and should not have a future impact on the allowance for loan losses unless the condition of the loan further deteriorates.

         At December 31, 1996 the Bank had $3.1 million in non-performing loans representing 1.22% of total loans compared to $2.4 million representing 1.11% of total loans at December 31, 1995. The increase in non-performing loans is due partially to an increase in residential mortgage loan delinquencies and in part to a $330,000 commercial loan.

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

Non-Interest Income

         Non-interest income increased $788,000 or 20% for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in service charges on deposit accounts, an increase in the gain on sale of loans and an increase in the gain on sale of investments available-for-sale offset by a decrease in mortgage trading income.

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

Service Charges on Deposit Accounts
         In line with the Bank's goal to increase service fee income on deposit accounts, service charges on deposit accounts increased approximately 35% to $1.8 million for the year ended December 31, 1996 compared to the year ended December 31, 1995. Average transaction account balances increased approximately $9.9 million or 19% for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to an increase in the volume of transaction accounts. In addition, the composition of the Bank's deposit portfolio has continued to change to reflect an increase in commercial customers which typically require services that generate more fee income than the personal deposit accounts.

         Service charges on deposit accounts more than doubled for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The increase in service charges on deposit accounts is due to an increase in the average number of transaction accounts serviced during the nine months ended December 31,1995 compared to the nine months ended December 31, 1994 as well as an overall increase in fee charges. Average transaction account balances increased approximately $19.0 million for the nine months ended December 31,1995 compared to the nine months ended December 31, 1994. In addition, the composition of the Bank's deposit portfolio has changed to reflect an increase in commercial customers which typically require services that generate more fee income than the personal deposit accounts.

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

Gain on Sales of Loans and Servicing Rights
         Gain on sale of loans and servicing increased by $428,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in the gains realized on the sale of loans as the volume of loan sales in both years was relatively stable. The gain realized on the sale of loans is dependent on market interest rates relative to the loans' interest rates at the time of sale and whether loans are sold servicing released or servicing retained. No purchased loan servicing rights were sold in the years ended December 31, 1996 and 1995.

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

Mortgage Trading Income
         The Bank's loan trading department brokers loan packages for a fee and also acts as a principal in buying and reselling the same loan packages for a gain. Mortgage trading income decreased $290,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 as there was no mortgage trading income recorded in 1996. Mortgage trading income was stable for the nine months ended December 31, 1995 and 1994. Mortgage trading income decreased $357,000 for the year ended March 31, 1995 compared to the year ended March 31, 1994 primarily due to an overall decrease in loan activity.

Other Income
         Other income consists of loan servicing income net of the amortization of loan servicing rights, loan fees, rental income, ATM fees and other miscellaneous fee income.

         Other income increased $144,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due primarily to a $100,000 increase in other fee income related to loan accounts and other services. The increase in other fee income associated with loans is primarily due to an increase in the volume of commercial and consumer loan production. The increase in fees for other services is a result of increased usage in new services such as PC banking and merchant deposits.

         Other income increased $453,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily due to increases in loan late fees and other loan fees of approximately $100,000, and net loan servicing income of $115,000. Loan fees increased primarily as a result of an increase in volume. Net loan servicing income increased due to an increase in loan servicing income, as a result of an increase in the average loan servicing portfolio, and a decrease in the amortization of loan servicing rights due to a decrease in loan prepayment speeds. Other fee income increased due to an overall increase in loan and deposit account volumes as well as new services offered during the nine months ended December 31, 1995 particularly to better serve commercial services.

         Other income increased $847,000 for the year ended March 31, 1995 compared to the year ended March 31, 1994 primarily due to an increase in net loan servicing income. Net loan servicing income increased $793,000 for the year ended March 31, 1995 to $608,000 compared to a loss of $185,000 for the year ended March 31, 1994. Loan servicing income for the year ended March 31,1995 remained relatively flat in comparison to the year ended March 31, 1994 while the amortization of loan servicing rights decreased from $1.2 million in 1994 to $505,000 in 1995 due to the decrease in loan prepayments which resulted primarily from a rise in interest rates. The Bank purchased $2.3 million of loan servicing rights in the year ended March 31, 1995. The decrease in amortization of loan servicing rights in the year ended March 31, 1995 is due to a decrease in loan prepayment speeds.

         While there are many factors that affect prepayment rates on loans, prevailing loan origination rates are the primary factor. Loan prepayments generally will increase when interest rates decrease and vice versa.

Operating Expenses

         Operating expenses, excluding the one-time FDIC SAIF assessment of $1.2 million, pretax, increased $1.9 million for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to increases in employee compensation and benefits, occupancy and equipment expenses, data processing charges and goodwill amortization. Employee compensation and benefits increased approximately $1.0 million primarily due to an increase in the number of employees associated with a larger banking center network and $180,000 of non-recurring costs associated with the absorption of the Banyan Bank acquisition. Occupancy and equipment expenses increased $428,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to the increase of two branches associated with the Banyan Bank acquisition, a new branch which opened in June 1996 and the increased depreciation expense associated with the $1.5 million increase in furniture and equipment. Approximately $800,000 of computer equipment and software were purchased during 1996 for the EDP conversion and system upgrade. Data processing expenses increased $368,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in the volume of deposit and loan accounts processed as well as an increase in the monthly data service bureau charge since August 1996. In addition, an $80,000 non-recurring expense was incurred associated with the conversion of data service bureaus. Goodwill amortization increased approximately $306,000 due to the increase in goodwill of approximately $5.0 million associated with the Banyan Bank acquisition.

         Operating expenses increased $1.69 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 as a result of increases in employee compensation, occupancy and equipment expenses, data processing expenses, professional fees and other operating expenses which includes the amortization of goodwill. Increases in compensation, occupancy and equipment and data processing expenses are a result of the acquisition of Governors and the Bank's overall growth which resulted in an increase of three branches and additional departments as well as an increase in the volume of loan and deposit transactions. Other operating expenses increased $165,000 as a result of goodwill amortization associated with the Governors acquisition. Additional increases in other operating expenses are a result of the Bank's growth. Professional fees increased $162,000 primarily as a result of legal fees associated with corporate matters and problem loans. Overall, operating expenses as a percent of average assets slightly decreased to 4.1% for the nine months ended December 31, 1995 compared to 4.2% for the nine months ended December 31, 1994.

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

Income Taxes

         Income tax expense increased $384,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to an increase in net income before taxes and a 5% increase in the effective tax rate to 42% in 1996. The effective tax rate increased due to an increase in the amortization of goodwill which results in permanent tax differences.

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

         A deferred tax valuation allowance in the amount of $1.1 million was recorded in the year ended March 31, 1995 primarily to offset the deferred tax assets relating to net operating loss carryforwards resulting from the Governors merger. The utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. The deferred tax valuation allowance was reduced by $320,000 in 1996 due to the utilization of the Governors net operating loss carryforward. Accordingly, goodwill was adjusted to offset the reduction of the valuation allowance.

Liquidity

         Liquidity is defined as the ability to meet current and future obligations of a short-term nature. The liquidity portfolio of the Company totaled approximately $53.9 million and $58.2 million at December 31, 1996 and 1995, respectively. The Bank's liquidity position is strong with a regulatory liquidity ratio (cash, short-term and marketable assets to net deposits and short term liabilities) of 27% and 24% at December 31, 1996 and 1995, respectively. The Bank's liquid assets consist primarily of interest- bearing deposits in the FHLB and marketable securities.

         The Company's cash inflows consist primarily of amounts generated from the sale of loans, the collection of loan principal payments, deposits and cash acquired in the Banyan Bank merger as well as proceeds from maturities and calls of investments held to maturity and sales of investments available-for-sale. Uses of cash consist of originations of loans and purchases of investments available-for-sale. Primary sources of borrowings include advances from the FHLB, borrowings under repurchase agreements and commercial bank lines of credit.

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

Capital Compliance

         The Bank and the Company are in compliance with regulatory capital requirements at December 31, 1996. See Note 12 to Consolidated Financial Statements.

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

         The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term, higher yield loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans. The following table presents the Bank's exposure to interest rate risk at December 31, 1996:

====================================================================================================================================
                                                                           December 31, 1996
                                                ---------------------------------------------------------------------------------
                                                       One Year            1 to 3           3 to 5         Over 5
                                                        or Less             Years            Years          Years           TOTAL
----------------------------------------------  --------------- ----------------- ---------------- -------------- ---------------
                                                                        (dollars in thousands)
----------------------------------------------  ---------------------------------------------------------------------------------
Total interest-earning assets                          $197,020           $62,795          $19,365        $48,240        $327,420
Total interest-bearing liabilities                      176,975            50,350           46,055            942         274,322
----------------------------------------------  --------------- ----------------- ---------------- -------------- ---------------
Interest rate sensitivity gap                           $20,045           $12,445        ($26,690)        $47,298         $53,098
==============================================  =============== ================= ================ ============== ===============
Cumulative interest rate sensitivity gap                $20,045            32,490           $5,800        $53,098
==============================================  =============== ================= ================ ============== ===============
Cumulative interest rate sensitivity gap as a
   percent of total assets                                 5.6%              9.0%             1.6%            15%
==============================================  =============== ================= ================ ============== ==================

         In preparing the table above, certain assumptions have been made with regard to prepayments on fixed rate mortgage and consumer loans and withdrawals of checking, NOW, Money Market and savings account deposits. These assumptions are that the Company will experience average annual prepayments of 6% on fixed rate mortgage loans and 10% on consumer loans. The assumptions for checking, NOW, Money Market and savings account deposit run-offs are as follows: 54% in one year or less, 31% in 1 to 3 years, 14% in 3 to 5 years and 1% in over 5 years. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes to market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets. Moreover, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

         In addition to the above, the Bank is committed to fund $22.8 million in new loans and $12.9 million in construction loans-in-process at December 31, 1996. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

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

Financial Condition

         The Company's consolidated total assets increased $55.6 million or 18% to $359.3 million at December 31, 1996 compared to December 31, 1995. As a result of the Banyan Bank acquisition, assets increased approximately $57.0 million, net due to acquiring $61.7 million in assets and recording $5.0 million in goodwill offset by $9.7 million cash payment. In addition, FHLB advances increased $5.0 million and shareholders' equity increased $1.0 million as a result of the exercise of outstanding warrants and $0.7 million as a result of changes in retained earnings. These increases were offset by $7.4 million in net run-off of certificates of deposit. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. The amount of deposit run-off has significantly decreased during the year ended December 31, 1996 compared to the run-off amount of $35.9 million in the nine months ended December 31, 1995. Management expects deposit run-off to continue to decrease.

         Loans receivable, net and loans held for sale increased $34.2 million primarily due to loans acquired in connection with the Banyan Bank acquisition. Loan originations and purchases of approximately $99 million offset loan repayments and sales during the year ended December 31, 1996. Investments increased by $29.1 million due to the purchase of $32.9 million of mortgage-backed securities partially funded with a $25.0 million FHLB advance and partially funded with maturities of investments held to maturity and cash. Cash decreased approximately $15.1 due primarily to deposit run-off, the purchase of property and equipment and an increase in other assets. The increase of $1.8 million in property and equipment, net relates primarily to the acquisition of data processing equipment and software associated with the EDP conversion, system upgrades and electronic delivery devices (e.g. voice response system and PC banking system). The increase in other assets of approximately $1.4 million is primarily due to a $640,000 receivable due from the SBA related to a loan transaction and $520,000 receivable related to an OREO sale which closed on December 31, 1996.

         Consolidated total assets increased $23.6 million or 8% to $303.7 million at December 31, 1995 from $280.0 million at March 31, 1995, primarily due to the acquisition of the West Palm Beach, Century Bank branch purchase, net proceeds of $19.4 million from the sale of Common and Preferred Stock (see Note 11 to Consolidated Financial Statements) and a $10.0 million increase in FHLB advances, offset by $35.9 million in net deposit run-off. Interest bearing deposits in other financial institutions increased $37.1 million primarily as a result of net proceeds from the sale of Common and Preferred Stock and $16.9 million received in connection with the branch acquisition. Investments decreased $3.5 million due to maturity and calls. The net decrease of $11.2 million in loans receivable is primarily a result of loan repayments and sales offset by $12.3 million of loans received in connection with the branch purchase. Increased deposit run-off is attributable to lowering interest rates paid on certificates of deposits since March 1995 to become aligned with the commercial bank market. The decrease in deposits as a result of run-off is offset by $30.3 million of deposits assumed in connection with the Century Bank branch purchase. The Company's redeemable subordinated debentures were called for redemption effective May 31, 1995. As a result of the redemption, 634,476 shares of common stock were issued, and shareholders' equity increased by approximately $1.8 million.

         The Company's consolidated total assets increased $73.4 million or 36% from $206.6 million at March 31, 1994 to $280.0 million at March 31, 1995. Assets increased $64.3 million as a result of the acquisition of Governors. The remaining increase is a direct result of increases in loan and deposit demand. Net loans increased 46.7% from $155.3 million at March 31, 1994 to $227.9 million at March 31, 1995. Loans acquired in the acquisition of Governors contributed $40.3 million to the net increase in loans while loan originations was the primary contributor to the remaining increase during the year ended March 31, 1995. Cash and cash equivalents increased from $13.1 million to $17.6 million from 1994 to 1995 as a result of the sale of $24 million of trading investments offset by increased loan and deposit demand. Investments, including the trading account, decreased $10.3 million from 1994 to 1995 primarily due to an increase in loan demand and the purchase of Governors for $5.3 million. Deposits increased $73 million or 46.6% from $156.7 million at March 31, 1994 to $229.7 million at March 31, 1995 as a result of the merger with Governors and an increase in deposit demand. Federal Home Loan Bank ("FHLB") advances decreased from $20 million to $15 million from 1994 to 1995, while securities under agreements to repurchase increased from nil to $2.7 million at March 31, 1995.

         In line with the Company's strategic objective to penetrate the non-residential consumer and commercial business markets, the composition of the Bank's loan portfolio reflects significant increases in consumer, commercial business, and commercial real estate loans since March 31, 1994. Commercial real estate and commercial business loans increased $33.0 million and $8.9 million, respectively, from December 31, 1995 to December 31, 1996. The acquisition of Banyan Bank contributed approximately $18.0 million in commercial real estate loans and $7.0 million in commercial business loans while the remaining increases of $15.0 million in commercial real estate loans and $1.9 million in commercial business loans were achieved by the Bank's business banking unit targeting high quality commercial businesses. Consumer loans increased $5.8 million or 15% at December 31, 1996 compared to December 31, 1995 primarily due to an increase in direct consumer loan originations. The Bank's product developments and enhancements, such as business and consumer PC Banking and cash management, as well as the Company's increased emphasis in sales culture have contributed to the success of customer development. Residential real estate loans decreased $6.0 million from December 31, 1995 to December 31, 1996 which is in line with the Bank's strategy to change the loan portfolio composition more similar to the composition of a traditional commercial bank.

         Consumer loans increased $28.6 million and commercial real estate and commercial business loans increased $29.0 million during the year ended March 31, 1995. The acquisition of Governors contributed $13 million in consumer loans and $19 million in commercial business and commercial real estate loans. The remaining increase of $15.6 million and $10 million in consumer and commercial loans, respectively, were achieved through the efforts of the Bank's business banking unit. No significant changes in the composition of the Bank's loan portfolio occurred from March 31, 1995 to December 31, 1995.

         While the Bank's strategy is to target growth primarily in the commercial business, commercial real estate and consumer markets, the Bank is positioned to maintain its presence in the residential real estate market and to emphasize residential construction lending. Continued growth in commercial and consumer business is expected in 1997 with the anticipation of increasing the Company's net interest margin through increases in higher interest-earning assets and reductions in higher interest-bearing liabilities.

Forward-Looking Statements

         Statements in this Annual Report on Form 10-K which express the "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. Moreover, there are important factors which include, but are not limited to, general and local economic conditions, competition for the Bank's customers from other banking and financial institutions, government legislation and regulation, changes in interest rates, the impact of rapid growth and significant changes in the loan portfolio composition and other risks described in Part I under the headings "Business" and "Regulation" and in Republic Security Financial Corporation's other filings with the Securities and Exchange Commission, all of which are difficult to predict and many of which are beyond the control of the Company.

Item 8.           Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
==============================================================================================================================
                                                                                              December 31,        December 31,
(amounts in thousands except share and per share data)                                                1996                1995
------------------------------------------------------------------------------------ --------------------- -------------------
Assets
Cash and amounts due from depository institutions                                                 $  4,874           $   3,211
Interest-bearing deposits in other financial institutions                                           34,430              51,162
Investments available-for-sale                                                                      32,917
Investments held to maturity (Market value of $6,830 and $10,779 at
     December, 31, 1996 and 1995, respectively)                                                      6,782              10,622
Loans receivable - net                                                                             243,222             216,756
Loans held for sale (Market value of $7,850)                                                         7,773
Property and equipment - net                                                                         9,000               7,192
Other real estate owned                                                                              1,248               1,340
Goodwill - net                                                                                       7,675               2,994
Loan servicing rights, net                                                                           2,032               2,546
Accrued interest receivable                                                                          1,976               1,796
Other assets                                                                                         7,377               6,042
------------------------------------------------------------------------------------ --------------------- -------------------
Total                                                                                             $359,306            $303,661
==================================================================================== ===================== ===================
Liabilities and Shareholders' Equity
Liabilities:

Deposits                                                                                          $272,587            $223,535
Federal Home Loan Bank advances                                                                     30,000              25,000
Securities sold under agreements to repurchase                                                       2,076               2,350
Advances from borrowers for taxes and insurance                                                      1,613               2,105
Bank drafts payable                                                                                  3,778               3,155
Other liabilities                                                                                    3,679               3,682

------------------------------------------------------------------------------------ --------------------- -------------------
Total liabilities                                                                                  313,733             259,827
------------------------------------------------------------------------------------ --------------------- -------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
  Series "A" - 401,500 shares issued and outstanding at December 31, 1995                                                4,015
  Series "C" - 1,035,000 shares issued and outstanding at December 31, 1996
  and 1995, respectively                                                                            10,350              10,350
Common  stock  $.01 par  value;  20,000,000  shares  authorized;  7,854,982  and
  6,587,653 shares issued and outstanding at
  December 31, 1996 and 1995, respectively                                                              79                  66
Additional paid-in capital                                                                          31,101              26,035
Retained earnings                                                                                    4,035               3,368
Unrealized gain on investments available for sale, net of taxes                                          8
------------------------------------------------------------------------------------ --------------------- -------------------
Total shareholders' equity                                                                          45,573              43,834
------------------------------------------------------------------------------------ --------------------- -------------------
Total                                                                                             $359,306            $303,661
==================================================================================== ===================== ===================

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME
=========================================================================== ===================================  ================
                                                                 Year Ended                   Nine Months Ended        Year Ended
                                                               December 31,                        December 31,         March 31,
(amounts in thousands except per share data)                           1996             1995               1994              1995
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
                                                                                                    (unaudited)
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Interest Income:
Interest and fees on loans                                          $22,623          $15,201            $10,522           $15,480
Interest and dividends on investments                                 2,173            1,081                656             1,034
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
                                                                     24,796           16,282             11,178            16,514
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Interest Expense:
Interest on deposits                                                 10,366            6,946              4,099             6,244
Interest on borrowings                                                  247              829                810             1,153
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
                                                                     10,613            7,775              4,909             7,397
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Net interest income                                                  14,183            8,507              6,269             9,117
Provision for loan losses                                               155              100                175               200
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Net interest income after provision for loan losses                  14,028            8,407              6,094             8,917
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Non-interest Income:
Service charges on deposit accounts                                   1,820            1,113                524               809
Gain on sale of loans and servicing                                   1,053              625                749               847
Mortgage trading income                                                                  290                283               329
Gain on sale of investments available-for-sale                          191
Loss on sale of investments - trading                                                                     (200)             (200)
Other income                                                          1,620            1,153                700               988
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
                                                                      4,684            3,181              2,056             2,773
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Operating Expenses:
Employee compensation and benefits                                    6,067            3,699              3,262             4,595
Occupancy and equipment                                               2,478            1,498                936             1,488
Professional fees                                                       706              599                437               652
Advertising and promotion                                               341              176                178               233
Communications                                                          459              302                244               352
Data processing                                                         707              339                209               307
Insurance                                                             1,649              473                420               570
Other real estate owned - net                                           188              106                 70                70
Goodwill amortization                                                   471              165                 18                73
Other                                                                 1,535            1,085                982             1,520
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
                                                                     14,601            8,442              6,756             9,860
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Income before income taxes                                            4,111            3,146              1,394             1,830
Income taxes                                                          1,711            1,169                505               663
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Net income                                                           $2,400           $1,977               $889            $1,167
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Income applicable to common stock                                    $1,514           $1,648               $663              $865
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Per share data:
Primary earnings per common share                                      $.20             $.32               $.18              $.23
Fully diluted earnings per common share                                $.20             $.25               $.18              $.23
Dividends                                                             $.115             $.07               $.04              $.07
--------------------------------------------------------------------------- ---------------- ------------------  ----------------
Average common shares and common stock equivalents outstanding:
    Primary                                                           7,474            5,175              4,474             4,474
    Fully diluted                                                     7,474            7,797              4,474             4,474
=========================================================================== ===================================  ================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
===================================================================================================================== ============
                                                                                                                        Unrealized
                                                                                                                      Appreciation
                                                                                  Additional                        On Investments
                                                           Preferred     Common      Paid-in        Retained   Available-for-Sale,
(amounts in thousands except share data)                       Stock      Stock      Capital        Earnings          Net of Taxes
------------------------------------------------------- ------------  ---------  ----------- --------------- ---------------------
Balance, March 31, 1994                                       $4,025        $36      $14,213          $1,374
Issuance of common stock
  for fixed asset purchase - 7,701 shares                                                 27
Stock grants -  9,196 shares                                                              38
Exercise of stock options - 4,337 shares                                                  10
Exercise of equity contracts - 13,786 shares                                  1           39
401(k) plan - 7,744 shares                                                                35
Cash dividends - common stock                                                                          (217)
Cash dividends - preferred stock                                                                       (302)
Net income                                                                                             1,167
------------------------------------------------------- ------------  ---------  ----------- --------------- ---------------------
Balance, March 31, 1995                                        4,025         37       14,362           2,022
Exercise of equity contracts - 634,476 shares                                 6        1,745
Exercise of warrants - 211,300 shares                                         2          818
Exercise of stock options - 2,668 shares                                                   7
Issuance of stock grants - 12,000 shares                                                  52
Conversion of preferred stock into common stock -
  2,469 shares                                                  (10)                      10
401(k) plan - 1,997 shares                                                                 8
Issuance of series "C" preferred stock -
  1,035,000 shares                                            10,350                   (850)
Issuance of common stock - 2,070,000 shares                                  21        9,883
Cash dividends - common stock                                                                          (302)
Cash dividends - preferred stock series "A" and "C"                                                    (329)
Net income for nine months ended
  December 31, 1995                                                                                    1,977
------------------------------------------------------- ------------  ---------  ----------- --------------- ---------------------
Balance, December 31, 1995                                    14,365         66       26,035           3,368
Exercise of warrants - 268,126 shares                                         3        1,039
Conversion of preferred stock series "A"
   into common stock - 982,995 shares                        (3,980)         10        3,970
Issuance of stock grants - 9,000 shares                                                   32
Issuance of stock for Dividend Reinvestment and Optional Stock
   Purchase Plan - 2,586 shares                                                           13
Exercise of stock options - 4,622                                                         12
Cash redemption of preferred stock series "A"                   (35)
Cash dividends - common stock                                                                          (847)
Cash dividends - preferred stock series "A" and "C"                                                    (886)
Net income                                                                                             2,400
Change in appreciation on investments available for sale,
    net of taxes                                                                                                               $8
------------------------------------------------------- ------------  ---------  ----------- --------------- ---------------------
Balance, December 31, 1996                                   $10,350        $79      $31,101          $4,035                   $8
============================================================================================================ =====================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                                  Year Ended    Nine Months Ended         Year Ended
                                                                                December 31,         December 31,          March 31,
(amounts in thousands)                                                                  1996                 1995               1995
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                            $2,400               $1,977             $1,167
Adjustments to reconcile net income to net cash
   provided by operating activities, net of effects of acquisitions:
Provision for loan losses                                                                155                  100                200
Depreciation and amortization                                                          1,766                  956              1,037
Deferred income taxes                                                                    153                  182                139
Amortization of deferred loan fees and costs                                           (182)                (337)              (215)
Gain on sale of loans -trading, loans and servicing                                  (1,053)                (757)            (1,176)
Loan costs deferred                                                                    (241)                (161)              (471)
Loans originated for sale                                                           (10,372)             (28,280)           (48,157)
Purchase of loans for sale                                                           (7,773)              (8,572)            (5,140)
Sale of loans and loan participation certificates                                     43,040               48,192             55,102
Proceeds from the sale of investments - trading                                                                               24,000
Loss on sale of investments - trading                                                                                            200
Gain on sale of investments available-for-sale                                         (191)
Other - net                                                                          (1,627)              (1,389)              2,339
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                             26,075               11,911             29,025
------------------------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in branch purchase, net                                                 16,917
Cash and cash equivalents acquired in merger-net                                      15,235                                   1,819
Purchase of investments available-for-sale                                          (42,839)
Proceeds from sale of investments available- for- sale                                 9,866
Maturities and calls of investments held to maturity                                  10,025                5,600              1,350
Purchases of investments held to maturity                                            (5,996)              (1,951)
Loans purchased for investment                                                       (2,014)              (1,861)            (1,053)
Loans originated for investment                                                     (78,499)             (42,516)           (67,990)
Principal collected on loans                                                          57,003               56,317             35,034
Purchase of property and equipment                                                   (2,333)              (1,652)            (2,295)
Purchase of loan servicing rights                                                                                            (2,322)
Other - net                                                                            1,751                  331              1,408
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                 (37,801)               31,185           (34,049)
------------------------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase (decrease)  in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                          10,838              (1,665)            (1,414)
Proceeds from sales of certificates of deposit                                        30,049               30,054             56,414
Payment for maturing certificates of deposits                                       (48,274)             (64,220)           (40,185)
Proceeds from common and preferred stock offering - net of stock issuance costs                            19,404
Increase (decrease) in FHLB advances                                                   5,000               10,000            (5,000)
Cash dividends                                                                       (1,733)                (631)              (519)
Other - net                                                                              777                  434                475
------------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                  (3,343)              (6,624)              9,771
------------------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                    (15,069)               36,472              4,747
Cash and cash equivalents at beginning of period                                      54,373               17,901             13,154
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $39,304              $54,373            $17,901
===================================================================================================================== ==============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

                  The Company is a commercial bank holding company, the principal business of which is the operation of a commercial bank business through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a State chartered commercial bank. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank System ("FHLB"). Its deposits are insured by the FDIC up to applicable limits. The Bank has ten full-service branches, nine of which are located in Palm Beach County and one in Dade County, Florida. The Bank's main business activities are attracting deposits, originating loans, making investments and servicing loans for the Bank and for others.

                  The accounting and reporting policies of Republic Security Financial Corporation and its subsidiary conform to generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                  The following is a summary of the significant accounting policies.

         Change in Fiscal Year

                  During 1995, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the accompanying consolidated financial statements present the audited consolidated statements of income and cash flows for the nine month transition period ended December 31, 1995, as well as for the years ended December 31, 1996 and March 31, 1995. The unaudited consolidated statement of income for the nine month period ended December 31, 1994 is included for comparative purposes only.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank, (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Statements of Cash Flows

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits in other financial institutions. The Company paid income taxes of $1,610,000 during the year ended December 31, 1996, $970,000 during the nine months ended December 31, 1995, and $512,000 during the year ended March 31, 1995. The Company paid interest on deposits and other borrowings of $10,760,000 for the year ended December 31, 1996, $7,787,000 for the nine months ended December 31, 1995 and $6,634,000 for the year ended March 31, 1995.
         Approximately $976,000, $770,000 and $1,367,000 was transferred from loans to OREO during the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, respectively. Assets of approximately $62,000,000 were acquired and approximately $57,000,000 of liabilities were assumed related to the merger of Banyan Bank during the year ended December 31, 1996 (see Note
         2). As a result of the conversion of the redeemable subordinated debentures, equity increased $1,751,000 in the nine months ended December 31, 1995. During the nine months ended December 31, 1995, the Bank received $12,300,000 in loans and assumed $30,300,000 in deposits related to the Century Bank branch purchase (see Note 2). In addition, assets of $64,307,000 were acquired and $62,310,000 liabilities assumed related to the merger of Governors Bank during the year ended March 31, 1995 (see Note 2). As a result of the redemption of the Company's 7.5% cumulative convertible preferred stock, Series "A", 982,995 shares of the Company's common stock were issued in exchange for 398,000 shares of the Series "A" preferred stock in the amount of $3,980,000.

         Investments-Trading

                  During the year ended March 31, 1995, certain investments were held for resale in anticipation of short-term market movements. These investments, which consisted of adjustable rate mortgage funds, were stated at fair value and were all sold in the year ended March 31, 1995. Realized gains and losses on trading securities were included in other non-interest income.

         Securities

                  Management determines the appropriate classification of debt securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities classified as available- for-sale are to be held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity net of tax.

                  Interest income on debt securities is included in income using the level yield method. Gains and losses on sales of securities are determined on a specific identification basis.

         Loans Receivable-Net and Loans Held for Sale

                  Loans receivable-net are stated at the principal amount outstanding and are net of unearned purchased premiums or discounts, deferred loan origination fees and costs, and the allowance for loan losses. Certain loans are held for sale and are carried at the lower of cost or market.

                  Interest on loans is accrued as earned. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the lives of the related loans. The Bank defers substantially all loan fees and direct costs associated with loan originations. Deferred loan fees and costs are amortized as a yield adjustment over the life of the loans.

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

                  Effective April 1, 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114). This standard requires impaired loans within the scope of SFAS No.114 be measured based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for collateral dependent loans. The adoption of this statement did not have a material impact on the operations of the Company.

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

         Other Real Estate Owned

                  In accordance with Statement No. 114, a loan is classified as foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Property acquired by foreclosure, or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair value less estimated disposal costs at the time of foreclosure. Costs related to the development and improvement of the property are capitalized, whereas costs related to maintaining the property, net of income received, are charged to other real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in other real estate owned expense.

                  The Bank follows the practice of reducing the carrying value of individual properties in other real estate owned for any amounts in excess of the fair value of properties less estimated disposal costs. Provision for other real estate owned losses during the year ended December 31, 1996, totaled $98,000, and is included in other real estate owned expense in the consolidated statement of income. No provisions for other real estate owned was recorded during the nine months ended December 31, 1995 and $91,000 was recorded during the year ended March 31, 1995.

         Goodwill

                  The Company assesses long lived assets and related goodwill for impairment under FASB Statement No. 121. "Accounting for the Impairment of Long lived Assets and for Long Lived Assets to be Disposed Of". Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company amortizes goodwill over 15 years using the straight-line method. Accumulated amortization was $739,000 and $268,000 at December 31, 1996 and 1995, respectively.

         Income per Common Share

                  Primary income per common share is computed by dividing net income, less preferred stock dividends, by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted income per common share is calculated by dividing net income by the average number of common stock and common stock equivalents outstanding during the year, plus the assumed conversion of all outstanding convertible preferred shares, if dilutive, into common shares. Common stock equivalents for both primary and fully diluted net income per share include stock options, warrants, and equity contracts and are included in the computation of earnings per share using the treasury stock method. Convertible preferred stock is computed using the "if converted" method, which assumes the conversion of all outstanding convertible preferred shares into common shares.

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

         Reclassification

                  Certain  amounts  presented  in  the  consolidated   financial
         statements for prior periods have been reclassified for comparative purposes.

         New Accounting Pronouncements

                  The Financial Accounting Standards Board issued Statement No.125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"(SFAS No. 125), which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. In accordance with SFAS No. 125, the Company will apply the new rules prospectively to transactions beginning in the first quarter of 1997. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on the consolidated financial statements.

               In October 1995, the Financial Accounting Standard Board issued Statement No. 123, "Accounting for Stock Based Compensation" (SFAS No.
         123). The effect of applying the SFAS No. 123 fair value method to the Company's stock options issued after December 15, 1994, results in net income and earnings per share that are not materially different from the amounts reported.

                  In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset's carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption of this statement did not have a material impact on the financial condition, operations or cash flows of the Company.

2.       Mergers and Branch Acquisition

                  On January 19, 1996, the Company acquired Banyan Bank ("Banyan") for $9,701,320, plus $60,000 in merger related costs. The purchase price, which was paid in the form of cash, was determined based upon a multiple of Banyan's shareholders' equity balance, limited to a specified amount, as of the last day of the month prior to closing. Banyan was a state chartered commercial bank headquartered in Boca Raton, Florida, with one full service branch located in Boynton Beach, Florida.

                  The acquisition was accounted for as a purchase. Accordingly, operations of Banyan Bank are included since the acquisition date. Approximately $5,000,000 in goodwill was recorded, representing the purchase price in excess of the fair value of the net assets acquired, and is being amortized over 15 years using the straight-line method.

                  The following summarizes the fair value of the Banyan assets acquired and liabilities assumed:

================================================================================
(in thousands)
------------------------------------------------------------------------------
Cash                                                                   $24,936
Loans, net                                                              35,704
Other assets                                                             1,061
------------------------------------------------------------------------------
Total assets                                                            61,701
Deposits                                                                56,439
Other liabilities                                                          527
------------------------------------------------------------------------------
Total liabilities                                                       56,966
------------------------------------------------------------------------------
Net assets acquired                                                     $4,735
================================================================================

                  Pro forma financial information for Republic Security Financial Corporation, as if the Banyan Bank merger had taken place as of January 1, 1995 and April 1, 1994 for income and per share data is as follows:

===================================================================================================================== =======
                                                                      Nine months ended                            Year ended
(in thousands except per share data)                                  December 31, 1995                        March 31, 1995
-----------------------------------------------------------------------------------------------------------------------------
Total interest income                                                           $19,399                               $19,689
Net interest income after provision for  loan losses                            $10,068                               $10,765
Income before taxes                                                              $4,130                                $2,512
Net income                                                                       $2,395                                $1,507
Net income per common share                                                       $0.23                                 $0.11
============================================================  =========================  ====================================

                  The pro forma data is for information purposes only and may not be indicative of the results that actually would have occurred if the transaction had been consummated on the dates indicated and should not be construed as being representative of future periods.

                  In December, 1995 the Bank acquired the West Palm Beach branch office of Century Bank, an unaffiliated thrift. In connection with the acquisition, the Bank assumed approximately $30,300,000 of deposit liabilities and acquired $29,200,000 of assets, including $12,300,000 of adjustable rate single family residential loans and $16,900,000 in cash, net of $1,125,000 paid to the seller for the transfer of such assets and liabilities to the Bank. The amount paid to the seller is included in other assets in the consolidated statement of financial condition at December 31, 1995 and is being amortized over seven years using the straight-line method.

                  On November 30, 1994, the Bank acquired Governors Bank Corporation (Governors) for $5,154,000, plus $153,000 in merger related costs. Governors was a state chartered commercial bank headquartered in West Palm Beach, Florida. The acquisition was accounted for as a purchase and approximately $3,300,000 in goodwill was recorded, representing the purchase price in excess of the fair value of the net assets acquired, and is being amortized over 15 years using the straight-line method.

                  The following summarizes the fair value of the Governors' assets acquired and liabilities assumed:

========================================================================= =====
(in thousands)
-------------------------------------------------------------------------------
Cash                                                                     $6,973
Investment securities                                                    15,160
Loans, net                                                               40,283
Other assets                                                              1,891
-------------------------------------------------------------------------------
Total assets                                                             64,307
Deposits                                                                 58,140
Securities sold under repurchase agreements                               2,515
Other liabilities                                                         1,655
-------------------------------------------------------------------------------
Total liabilities                                                        62,310
-------------------------------------------------------------------------------
Net assets acquired                                                      $1,997
===============================================================================

                  Pro forma financial information for RSFC, as if the merger had taken place as of April 1, 1994, for income and per share data is as follows:

===========================================================================================================================
                                                                                                       Year Ended March 31,
(in thousands except per share data)                                                                                   1995
---------------------------------------------------------------------------------------------------------------------------
Total interest income                                                                                               $19,702
===========================================================================================================================
Net interest income after provision for loan losses                                                                 $10,625
===========================================================================================================================
Income before taxes and cumulative effect of accounting change                                                       $2,357
===========================================================================================================================
Net income                                                                                                           $1,507
===========================================================================================================================
Net income per common share                                                                                            $.30
===========================================================================================================================

3.       Investments

                  The following is a summary of available-for-sale and held to maturity securities at December 31, 1996:

Available-For-Sale
===========================  ==============  =====================  ======================= ============= =========================
                                                             Gross                    Gross        Market
(in thousands)               Amortized Cost       Unrealized Gains        Unrealized Losses         Value         Yield
---------------------------  --------------  ---------------------  ----------------------- ------------- -------------------------
Mortgage backed securities          $32,903                    $74                      $60       $32,917           7.5%

===========================  ==============  =====================  ======================= ============= =========================


Held To Maturity
===========================  ==============  =====================  ======================= ============= =========================
                                                             Gross                    Gross
                                  Amortized             Unrealized               Unrealized        Market
(in thousands)                         Cost                  Gains                   Losses         Value           Yield
---------------------------  --------------  ---------------------  ----------------------- ------------- -------------------------
U.S. Government securities           $6,707                    $53                       $5        $6,755           6.6%
Foreign Government securities            75                                                            75            7.5
---------------------------  --------------  ---------------------  ----------------------- ------------- -------------------------
Total                                $6,782                    $53                       $5        $6,830           6.6%
===========================  ==============  =====================  ======================= ============= =========================

                  The  amortized  cost  and  estimated   market  value  of  debt
         securities at December 31, 1996 by contractual maturity are shown below:

Held to Maturity
=============================================================  ==========================  ======================================
                                                                                Amortized              Market            Weighted
(in thousands)                                                                       Cost               Value       Average Yield
-------------------------------------------------------------  --------------------------  ------------------  ------------------
Due in 1 year or less                                                              $2,002              $1,997                5.3%
Due after 1 through 5 years                                                         4,730               4,783                 7.2
Due after 5 years through 10 years                                                     50                  50                 7.5
-------------------------------------------------------------  ---------------- ---------  ------------------  ------------------
                                                                                   $6,782              $6,830                6.6%
=============================================================  ================ =========  ==================  ==================

                  The anticipated maturities for mortgage-backed securities are not readily determinable since they may be prepaid without penalty.

                  The following is a summary of held to maturity securities at December 31, 1995 and March 31, 1995:


================================  =============  =================== =====================  ================ ======================
                                                               Gross                 Gross
                                      Amortized           Unrealized            unrealized            Market
(in thousands)                             Cost                Gains                Losses             Value         Yield
--------------------------------  -------------  ------------------- ---------------------  ---------------- ----------------------
December 31, 1995:
--------------------------------  -------------  ------------------- ---------------------  ---------------- ----------------------
U.S. Government securities              $10,547                 $164                    $7           $10,704         7.15%
Foreign Government securities                75                                                           75          7.50
--------------------------------  -------------  ------------------- ---------------------  ---------------- ----------------------
Total                                   $10,622                 $164                    $7           $10,779         7.16%
================================  =============  =================== =====================  ================ ======================
March 31, 1995:
--------------------------------  -------------  ------------------- ---------------------  ---------------- ----------------------
U.S. Government securities              $13,528                  $78                                 $13,606         7.20%
Foreign Government securities                75                                                           75          7.50
Other debt securities                       500                                         $2               498          5.70

--------------------------------  -------------  ------------------- ---------------------  ---------------- ----------------------
Total                                   $14,103                  $78                    $2           $14,179         7.15%
================================  =============  =================== =====================  ================ ======================

                  No  securities  were  classified  as   available-for-sale   at
December 31, 1995.

                  At December 31, 1996 and 1995 securities with a book value of $32,884,000 and $6,752,000, respectively, were pledged to collateralize Federal Home Loan Bank advances, repurchase agreements, public deposits and other items.

                  Realized losses on trading securities for the year ended March 31, 1995, amounted to $200,000 and is included in other non-interest income.

4.       Loans Receivable - Net

         Loans receivable - net is summarized as follows:

==============================================================================================================================
                                                                         December 31,                             December 31,
(in thousands)                                                                   1996                                     1995
------------------------------------------------------------------  -----------------  ---------------------------------------
Residential mortgage                                                         $102,266                                 $116,328
Commercial mortgage                                                            58,842                                   25,884
Real estate construction                                                       29,793                                   36,863
Installment loans to individuals                                               43,760                                   37,984
Commercial and financial                                                       23,845                                   14,868
------------------------------------------------------------------  -----------------  ---------------------------------------
   Total loans                                                                258,506                                  231,927
------------------------------------------------------------------  -----------------  ---------------------------------------
Deferred loan fees                                                               (98)                                    (636)
Undisbursed portion of loans-in-process                                      (12,913)                                 (12,104)
Allowance for loan losses                                                     (2,273)                                  (2,431)
------------------------------------------------------------------  -----------------  ---------------------------------------
Loans receivable - net                                                       $243,222                                 $216,756
==================================================================  =================  =======================================

5.       Non-Performing Loans and Allowance for Loan Losses

                  At December 31, 1996, 1995 and March 31, 1995, the Bank had $3,129,000, $2,422,000, and $2,427,000, respectively, in non-performing loans. Interest income not recognized on non-performing loans was $104,000 during the year ended December 31, 1996, $148,000 during the nine months ended December 31, 1995 and $35,000 for the year ended March 31, 1995, respectively.

                  At December 31, 1996, 1995, and March 31, 1995 the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $878,000, $101,000, and $792,000, respectively. The related allowance for credit losses for such loans is $132,000, $15,000, and $120,000 at December 31, 1996, 1995 and March 31, 1995, respectively. The average recorded investment in impaired loans during the year ended December 31, 1996 was approximately $842,000. The average recorded investment in impaired loans for the nine months ended December 31, 1995 and year ended March 31, 1995 is $881,000 and $880,000, respectively. For the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, the Company recognized $37,500, $21,600, and $54,000, respectively, in interest income on impaired loans.

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

                  An analysis of changes in the allowance for loan losses is summarized as follows:

==============================================================================================================================
                                                                              Year Ended                     Nine Months Ended
                                                                            December 31,                          December 31,
(in thousands)                                                                      1996                                  1995
------------------------------------------------------------- -------------------------- -------------------------------------
Beginning balance                                                                 $2,431                                $2,507
Reserves acquired in connection with merger                                          374
Provision for losses                                                                 155                                   100
Recoveries                                                                           167                                   632
Charge-offs                                                                        (854)                                 (808)
------------------------------------------------------------- -------------------------- -------------------------------------
Ending balance                                                                    $2,273                                $2,431
============================================================= ========================== =====================================

6.       Cash and Amounts Due from Depository Institutions

                  The Bank is required to maintain a non-interest-bearing reserve balance with the Federal Reserve Bank. The average reserve balance requirement was approximately $1,800,000 for the year ended December 31, 1996.

7.       Property and Equipment

         Property and equipment is summarized as follows:

================================================================================================================================
                                                                          December 31,                              December 31,
(in thousands)                                                                    1996                                      1995
---------------------------------------------------------------  ---------------------  ----------------------------------------
Land and buildings                                                              $6,580                                    $5,879
Furniture and equipment                                                          3,557                                     2,061
Leasehold improvements                                                             836                                       544
---------------------------------------------------------------  ---------------------  ----------------------------------------
Total                                                                           10,973                                     8,484
Less accumulated depreciation and amortization                                   1,973                                     1,292
---------------------------------------------------------------  ---------------------  ----------------------------------------
Property and equipment-net                                                      $9,000                                    $7,192
================================================================================================================================

                  Rent expense for the year ended December 31, 1996 was $818,000. Rent expense for the nine months ended December 31, 1995 and the year ended March 31, 1995 was $477,000 and $419,000, respectively.

8.       Mortgage Banking Activities

                  The Bank is engaged in the business of acquiring the rights to service mortgage loans for others. The costs incurred to acquire such rights are capitalized and amortized in proportion to, and over the period of, the estimated net servicing income (servicing revenue in excess of servicing costs) and are reflected on the consolidated statements of financial condition as loan servicing rights.

               On May 12, 1995, the Financial Accounting Standards Board issued Statement No. 122 "Accounting for Mortgage Servicing Rights", an amendment to Statement No. 65. The Company elected to adopt this standard for financial statement reporting as of April 1, 1995, for the nine months ended December 31, 1995. Statement No. 122 prohibits retroactive application to prior years.

                  Statement No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of servicing rights created after the adoption of Statement No. 122, the Company used a valuation model that calculates the present value of estimated future cash flows. This valuation method incorporates assumptions determined by the Company about the discount rate, prepayment speeds, default and interest rates. No servicing rights were recorded during the year ended December 31, 1996 and the nine months ended December 31, 1995 as mortgage banking activities during the period were insignificant.

                  In determining servicing value impairment at December 31, 1996 and 1995, the mortgage servicing rights were disaggregated into predominant risk characteristics. The company has determined those risk characteristics to be loan interest rate, loan type and investor type. These segments of the portfolio were then valued using a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. The fair value of mortgage servicing rights at December 31, 1996 and 1995 is $2,253,000 and $2,670,000, respectively.

                  At December 31, 1996 and 1995, the Bank serviced mortgage loans for others in the amount of $277,000,000 and $307,000,000, respectively. Accumulated amortization relating to loan servicing rights was $5,740,000, $5,226,000, and $4,976,000 at December 31, 1996,
         1995, and March 31, 1995, respectively.

                  The amount capitalized and amortized relating to loan servicing rights for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, are shown below:

===============================================================================
(in thousands)
------------------------------------------------------ ------------------------
Balance March 31, 1994                                                 $    775
  Amount capitalized                                                      2,322
  Amortization                                                            (301)
------------------------------------------------------ ------------------------
Balance March 31, 1995                                                    2,796
  Amortization                                                            (250)
------------------------------------------------------ ------------------------
Balance December 31, 1995                                                 2,546
Amortization                                                              (514)
------------------------------------------------------ ------------------------
Balance December 31, 1996                                                $2,032
====================================================== ========================

                  There were no sales of servicing during the year and nine months ended December 31, 1996 and December 31, 1995. The amount of aggregate gains on sales of servicing included in operations for the year ended March 31, 1995 was $299,000.

9.       Deposits

                  The weighted-average nominal rate payable on all deposits was 4.0% at December 31, 1996 and 1995. The nominal rates at which the Bank incurred interest on deposits and related balances of such deposits are as follows:

==============================================================================================================================
                                                                                   December 31,                   December 31,
(in thousands)                                                                             1996                           1995
----------------------------------------------------------------------  ----------------------- ------------------------------
Non-interest bearing accounts                                                        $   30,341                      $  23,867
NOW accounts (1.50%)                                                                     35,372                         28,202
Saving accounts (2.55%)                                                                  19,137                         19,699
Money market deposits account (2.88%)                                                    39,902                         14,536
Certificate accounts:
    Up to 4.0%                                                                            3,006                          3,490
    4.01% to 4.5%                                                                        10,395                          2,530
    4.51% to 5.0%                                                                        27,276                         31,280
    5.01% to 5.5%                                                                        44,869                         32,491
    5.51% to 6.0%                                                                        46,429                         23,397
    6.01% to 6.5%                                                                         8,718                         27,453
    Over 6.51%                                                                            7,142                         16,590
----------------------------------------------------------------------  ----------------------- ------------------------------
Total certificates                                                                      147,835                        137,231
----------------------------------------------------------------------  ----------------------- ------------------------------
Total                                                                                  $272,587                       $223,535
======================================================================  ======================= ==============================

         The Bank incurred interest on deposits as follows:

===============================================================================================================================
                                                                   December 31,         December 31,                  March 31,
(in thousands)                                                             1996                 1995                       1995
-------------------------------------------------- ---------------------------- -------------------- --------------------------
Savings accounts                                                      $     522             $    405                   $    607
NOW accounts                                                                507                  454                        419
Money market deposit accounts                                             1,128                  312                        437
Certificate accounts                                                      8,209                5,775                      4,781
-------------------------------------------------- ---------------------------- -------------------- --------------------------
Total                                                                   $10,366               $6,946                     $6,244
================================================== ============================ ==================== ==========================

         The amounts and maturities of certificate accounts at December 31, 1996 are as follows:

================================================================================
(in thousands):
------------------------------------------------------------------------------
Within 12 months                                                      $118,916
12 to 24 months                                                         17,199
24 to 36 months                                                          3,884
36 to 48 months                                                          6,691
Over 48 months                                                           1,145
------------------------------------------------------------------------------
Total                                                                 $147,835
================================================================================

                  The amounts and scheduled maturities of certificate accounts in the amount of $100,000 or more at December 31, 1996 are as follows (in thousands):

================================================================================
Within 3 months                                                          $ 9,656
3 to 6 months                                                              4,105
6 to 12 months                                                             7,693
Over 12 months                                                             3,746
--------------------------------------------------------------------------------
Total                                                                    $25,200
================================================================================

10.      Borrowed Money

                  The Bank has entered into an agreement with the Federal Home Loan Bank ("FHLB") which enables the Bank to obtain advances that are collateralized by FHLB stock and mortgage loans. In accordance with the agreement, the Bank has pledged, as collateral, loans with principal balances of approximately $35,000,000 and $42,000,000 at December 31, 1996 and 1995, respectively and mortgage-backed securities of $25,600,000 at December 31, 1996. Based on the current pledged loan amount, the Bank's borrowing limit is approximately $39 million with a remaining borrowing capacity of $9,000,000 at December 31, 1996. Outstanding advances from the Federal Home Loan Bank consisted of the following:

================================================================================================================================
                                                        December 31,         December 31,
(in thousands)                                                  1996                 1995              Interest Rate
------------------------------------------  ------------------------  -------------------  -------------------------------------
Mature During
1996                                                                              $25,000             5.91% variable
1997                                                          $5,000                                   6.95% variable
2001                                                          25,000                                    5.61% fixed
------------------------------------------  ------------------------  -------------------  -------------------------------------
Total                                                        $30,000              $25,000
==========================================  ========================  ===================  =====================================

                  Effective December 20, 1999 and each quarter thereafter, the FHLB has the option to convert the $25,000,000 fixed rate advance to a three month LIBOR-based floating rate advance at the then current three month LIBOR. If the FHLB elects to convert the advance, then the Bank will have the option to terminate the advance without a prepayment fee.

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

                  The Bank enters into sales of securities under agreements to repurchase. Variable rate reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated statement of financial condition at December 31, 1996 and 1995. Securities sold under agreements to repurchase are collateralized by U.S. Government Treasury notes and U.S. Government agency notes with an aggregate carrying value of $3,422,000, accrued interest of $85,000, and a market value of $3,532,000 at December 31, 1996. The aggregate carrying value of securities pledged at December 31, 1995 was $4,024,000, accrued interest of $15,000 with a market value of $4,103,000. All agreements mature daily and have a weighted interest rate of 4.87% at December 31, 1996. All securities underlying agreements are held by an independent safekeeping agent and all agreements are to repurchase the same securities. Securities sold under agreements to repurchase averaged $1,911,000 during the year ended December 31, 1996 and $2,385,000 during the nine months ended December 31, 1995. The maximum amount outstanding at any month-end during the year ended December 31, 1996 was $2,352,000 and the maximum outstanding at any month-end during the nine months ended December 31, 1995 was $2,651,000.

11.      Shareholders' Equity

                  The Company's ability to pay cash dividends on its Common Stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents. At December 31, 1996, these amounts were $5,320,000 and $9,068,000, respectively. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year to date net income plus net profits for the preceding two years. With the approval of the Florida Department of Banking and Finance (the "Department"), the Bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but, first, 20% of the net profits for the preceding period as is covered by the dividend must be transferred to the surplus fund of the Bank until the fund at least equals the amount of the Bank's Common Stock then issued and outstanding. In addition, the Bank shall not declare any dividend if its net income from the current year, combined with the retained net income for the preceding two years, is a loss or if the dividend would cause the capital account of the Bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency. The Bank paid $1,610,000, and $530,000 in dividends to the Company during the year ended December 31, 1996 and nine months ended December 31, 1995, respectively.

                  The balance, activity, exercise price, and expiration dates of the Company's options, warrants, and equity contracts for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 are as follows:

================================================================================================================================
                                                                                                                   Equity
                                                          Options                           Warrants             Contracts
------------------------- ------------ --------------------------------------------- ---------------------- --------------------
Balance March 31, 1994                  19,390    97,024    80,707   1,334    42,000    165,216     511,153              674,754
Issued                           6,000
Expired                                (3,622)
Exercised                              (1,000)             (2,003) (1,334)                                              (13,786)
------------------------- ------------ ------- ---------  -------- ------- --------- ----------  ---------- --------------------
Balance March 31, 1995           6,000  14,768    97,024    78,704       0    42,000    165,216     511,153              660,968
Issued
Exercised                                                  (2,668)                                (211,300)            (634,476)
Canceled                                                                                                                (26,492)
------------------------- ------------ ------- ---------  -------- ------- --------- ----------  ---------- --------------------
Balance December 31, 1995        6,000  14,768    97,024    76,036       0    42,000    165,216     299,853                    0
Expired                                                                                            (31,727)
Exercised                              (4,622)                                                    (268,126)
------------------------- ------------ ------- ---------  -------- ------- --------- ----------  ---------- --------------------
Balance December 31, 1996        6,000  10,146    97,024    76,036       0    42,000    165,216           0                    0
========================= ============ ======= =========  ======== ======= ========= ==========  ========== ====================
Exercise Price                   $5.00   $2.50     $2.48     $2.62   $2.08     $3.33      $5.00       $3.90                $2.90
Expiration Date               12/31/97       *   9/25/01   2/24/98 2/24/98    6/1/03    11/1/00     1/22/96               5/1/96
------------------------- ------------ ------- ---------  -------- ------- --------- ----------  ---------- --------------------
*  4,622 options expire annually
========================= ============ ======= =========  ======== ======= ========= ==========  ========== ====================

                  In addition to the stock options listed above, options to purchase 10,000 shares at $6.50 per share are outstanding at December 31, 1996 for which the vesting terms had not been met.

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

                           As of December 20, 1995,  the Company  awarded  stock
                  appreciation rights ("SARs") to two executives and to its non-employee directors. The SARs vest and become exercisable as follows:

========================  ========================== ===========================
       Date                  SARS                                Base Price
------------------------  -------------------------- ---------------------------
January 1, 1997              220,000                                 $5.75
January 1, 1998              620,000                                 $8.00
========================  ========================== ===========================

                  All unexercised SARs expire on January 1, 2006. Compensation expense, equal to the difference in the market price of the Company's common stock and the base price of the SARs, will be recognized on the vesting date and adjusted in subsequent periods for changes in the market price.

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

                  In the year ended March 31, 1995, the Company adopted a shareholder rights plan. Under the terms of the plan, preferred share purchase rights will be distributed as a dividend at the rate of one right for each share of Common Stock. Each right will entitle the holder to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an exercise price of $18.00 per share. Each preferred share fraction will have voting and dividend rights equivalent to one common share. The rights become exercisable upon the occurrence of certain events as defined in the Shareholder Rights Plan and expire April 4, 2005. As of December 31, 1996, the Shareholder Rights Plan requires 6,587,653 shares of Common Stock.

12.      Capital Compliance

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance- sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1996, the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

                  As of December 31, 1996, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no actual conditions or events since that notification that management believes have changed the Bank's category.

                  The following table shows the actual capital amounts and ratios of the Bank, minimum capital requirements and well capitalized requirements:

================================  ============ =============  ==============  ============= ================ =======================
                                                                       Minimum for                         Minimum for
                                            Actual                   Capital Adequacy                   Well Capitalized
(dollars in thousands)                  Amount         Ratio          Amount          Ratio           Amount                   Ratio
--------------------------------  ------------ -------------  --------------  ------------- ---------------- -----------------------
As of December 31, 1996:
     Total risk based capital          $30,154         14.5%         $18,440           8.0%          $23,050                   10.0%
     Tier 1 risk based capital         $27,881         13.4%          $9,220           4.0%          $13,830                    6.0%
     Leverage capital                  $27,881          8.9%         $12,565           4.0%          $15,765                    5.0%
As of December 31, 1995
     Total risk based capital          $25,216         13.4%         $15,020           8.0%          $18,775                   10.0%
     Tier 1 risk based capital         $22,854         12.1%          $7,510           4.0%          $11,266                    6.0%
     Leverage capital                  $22,854          8.4%         $10,770           4.0%          $13,465                    5.0%
================================  ============ =============  ==============  ============= ================ =======================


                  The following table shows the capital amounts and ratios of the Company:

====================================== ==================  =====================
                                                   Actual
(dollars in thousands)                             Amount           Ratio
-------------------------------------- ------------------  ---------------------
As of December 31, 1996:
     Total risk based capital                     $38,955           16.9%
     Tier 1 risk based capital                    $36,685           15.9%
     Leverage capital                             $35,685           11.7%
As of December 31, 1995
     Total risk based capital                     $43,280           23.0%
     Tier 1 risk based capital                    $36,310           19.3%
     Leverage capital                             $36,310           13.5%
====================================== ==================  =====================


13.      Commitments and Contingencies

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

                  At December 31, 1996, the Bank had adjustable rate commitments to extend credit of $22,800,000, excluding the undisbursed portion of loans-in-process. These commitments are primarily for one-to-four family residential properties and commercial lines of credit secured by commercial real estate or other business assets.

                  The   Company  and  its   subsidiaries   have   entered   into
         noncancellable operating leases with future minimum lease payments of the following:

====================================== =========================================
(in thousands)
----------------------------------------------------------------------------
1997                                                                   $ 839
1998                                                                     605
1999                                                                     333
2000                                                                     159
2001                                                                     133
Thereafter                                                               352
------------------------------------ --------------------  -----------------
                                                                      $2,421
==================================== ====================  =====================

                  Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Company subleases portions of the leased space. Future minimum lease payments to be received by the Company amounts to $54,000, $54,000 and $22,000 in 1997, 1998 and 1999, respectively.

                  The Company has a non-qualified unfunded retirement plan for three present and one former executive of the Company. Pension costs, consisting of service costs and interest costs, amounted to $141,000, $90,000, and $90,000, for the year ended December 31, 1996, the nine months ended December 31, 1995 and for the year ended March 31, 1995, respectively. The retirement benefit to the employee will range between 30% to 70% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age 62. A discount rate of 7% and a rate of compensation increase of 4% is used to measure the projected benefit obligation. The net pension liability (all vested) at December 31, 1996 and 1995 was $821,000 and $645,000, respectively.

                  In October 1991, the Company established a 401(k) plan covering substantially all employees. The employer contribution to the 401(k) plan is determined annually by the Board of Directors. Expense under the plan for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 amounted to $131,000, $70,000, and $95,000, respectively.

                  The Company has employment agreements with two executives which provide for severance arrangements in the event of involuntary termination from a change in control (as defined) of the Company.

                  In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. At December 31, 1996, $387,000 related to pending litigation was accrued and included in other liabilities. In the opinion of management of the Company, amounts accrued for awards of assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flow.

14.      Related Party Transactions

                  A Director of the Company and the Bank owns an appraisal firm which receives fees from the Bank for appraisals of real estate relating to various residential loan transactions. During the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, such fees aggregated approximately $50,000, $58,000, and $140,000, respectively.

         An analysis of the activity of the aggregate loans to officers and directors is as follows:

====================================== ========================================
(in thousands)
------------------------------------------------------------------------------
Balance March 31, 1994                                                    $761
Additions                                                                  327
Principal reductions                                                      (95)
---------------------------------------------------------------------- -------
Balance March 31, 1995                                                     993
Additions                                                                  296
Principal reductions                                                     (392)
---------------------------------------------------------------------- -------
Balance December 31, 1995                                                  897
Additions                                                                  470
Principal reductions                                                     (503)
---------------------------------------------------------------------- -------
Balance December 31, 1996                                                 $864
====================================================================== =======

15. Federal Deposit Insurance Corporation Special Savings Association Insurance Fund Assessment

                  On September 30, 1996, President Clinton signed into law a bill which called for a one-time Federal Deposit Insurance Fund (FDIC) premium for deposits insured by the Savings Association Insurance Fund. Republic Security Bank's one-time premium expense associated with the bill was $1,154,000, which is reflected in insurance expense in the December 31, 1996 consolidated statement of income.

16.      Income Taxes

                  Net deferred tax assets are included in other assets on the consolidated balance sheets at December 31, 1996 and 1995. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:


================================================================================
                                           December 31,     December 31,
(in thousands)                                     1996             1995
---------------------------------------  --------------  -----------------------
Deferred tax assets:
Net operating loss carryforward                    $878             $993
Loan loss provision                                 467              272
Deferred compensation                               165              128
Depreciation                                         71              100
Accrued expenses                                                       9
Investment basis                                                      33
OREO expenses                                        90              149
---------------------------------------  --------------  -----------------------
                                                  1,671            1,684
Valuation allowance                               (699)          (1,136)
---------------------------------------  --------------  -----------------------
Deferred tax assets, net of allowance               972              548
Deferred tax liabilities:
Excess servicing rights                             107              197
Deferred loan fees                                  182              129
Other                                                 9               15
---------------------------------------  --------------  -----------------------
Total                                               298              341
---------------------------------------  --------------  -----------------------
Net deferred tax asset                             $674             $207
================================================================================

                  Significant components of the provision for income taxes for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, are as follows:

=======================================================================================================
                             Year Ended             Nine Months Ended                        Year Ended
                           December 31,                  December 31,                         March 31,
(in thousands)                     1996                          1995                              1995
------------------------ --------------  ----------------------------  --------------------------------
Current:
         Federal                 $1,383                          $828                              $480
         State                      175                           159                                44
------------------------ --------------  ----------------------------  --------------------------------
                                  1,558                           987                               524
------------------------ --------------  ----------------------------  --------------------------------
Deferred (benefit):
         Federal                    131                           171                               119
         State                       22                            11                                20
------------------------ --------------  ----------------------------  --------------------------------
                                    153                           182                               139
                                 $1,711                        $1,169                              $663
======================== ==============  ============================  ================================

                  A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995:

====================================== =============================================  ==========================================
                                                                   Year Ended      Nine Months Ended                  Year Ended
                                                                 December 31,           December 31,                   March 31,
(in thousands)                                                           1996                   1995                        1995
------------------------------------------------------- --------------------- ---------------------- ---------------------------
Income taxes at federal rate                                           $1,398                 $1,070                        $623
Differences resulting from:
       State income taxes, net of federal tax benefit                     112                    103                          42
       Amortization of goodwill                                           160                     56                          10
       Other, net                                                          41                   (60)                        (12)
------------------------------------------------------- --------------------- ---------------------- ---------------------------
Income taxes                                                           $1,711                 $1,169                        $663
======================================================= ===================== ====================== ===========================

                  As of December 31, 1996, the Company had net operating loss carryforwards, acquired in connection with mergers, of approximately $2,334,000 for income tax purposes that expire over various time periods through the year 2008. As a result of the ownership changes, the utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. At December 31, 1996, a valuation allowance of approximately $699,000 is recorded primarily to offset the deferred tax assets related to the net operating loss carryforwards resulting from the Governors merger. If realized, the tax benefit for these operating loss carryforwards will be applied to reduce goodwill related to this merger. Goodwill was reduced $320,000 in 1996 due to the tax benefit from the utilization of the Governors net operating loss carryforward.

17.      Parent Company Financial Information

=============================================================== =========================== ==================================
STATEMENTS OF FINANCIAL CONDITION                                              December 31,                       December 31,
(in thousands)                                                                         1996                               1995
--------------------------------------------------------------- --------------------------- ----------------------------------
Assets:
Investments in and advances to subsidiaries                                         $36,747                            $25,713
Cash and cash equivalents                                                             9,068                             18,505
Other assets                                                                             81                                 45
--------------------------------------------------------------- --------------------------- ----------------------------------
Total                                                                               $45,896                            $44,263
--------------------------------------------------------------- --------------------------- ----------------------------------
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                                                  $323                               $429
Shareholders' Equity:
Preferred stock                                                                      10,350                             14,365
Common stock                                                                             79                                 66
Additional paid-in-capital                                                           31,101                             26,035
Retained earnings                                                                     4,043                              3,368
--------------------------------------------------------------- --------------------------- ----------------------------------
Total shareholders' equity                                                           45.573                             43,834
--------------------------------------------------------------- --------------------------- ----------------------------------
Total                                                                               $45,896                            $44,263
=============================================================== =========================== ==================================


=============================================================== =========================== ====================================
STATEMENTS OF INCOME                                              Year Ended          Nine Months                     Year Ended
                                                                December 31,   Ended December 31,                      March 31,
(in thousands)                                                          1996                 1995                           1995
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Income:
Interest                                                                $447                 $196                           $410
Other                                                                    123                  134                             96
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Total                                                                    570                  330                            506
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Expenses:
Interest                                                                                       31                            240
General and administrative                                               293                  207                            278
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Total                                                                    293                  238                            518
Income (loss) before undistributed
 earnings of subsidiaries and income tax benefit                         277                   92                           (12)
Income tax expense (benefit)                                             101                   33                            (5)
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Income (loss) before undistributed earnings of subsidiaries              176                   59                            (7)
Equity in undistributed earnings of subsidiaries                       2,224                1,918                          1,174
--------------------------------------------------  ------------------------ --------------------  -----------------------------
Net income                                                            $2,400               $1,977                         $1,167
==================================================  ======================== ====================  =============================

=============================================== ================== ================================= ===========================
STATEMENTS OF CASH FLOWS                                Year Ended                 Nine Months Ended                  Year Ended
(in thousands)                                   December 31, 1996                 December 31, 1995              March 31, 1995
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Operating Activities:
Net income                                                  $2,400                            $1,977                      $1,167
Adjustments to reconcile net income to net cash
     provided by operating activities::
Dividends received from Bank                                 1,610                               530                         535
Other                                                      (2,328)                           (1,446)                     (1,430)
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Net cash provided by operating activities                    1,682                             1,061                         272
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Investing Activities:
Additional investment in subsidiary                       (10,418)                           (3,000)                     (1,500)
Purchase of Governors Bank subsidiary                                                                                    (5,154)
Other, net                                                                                                                 (148)
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Net cash used in investing activities                     (10,418)                           (3,000)                     (6,802)
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Financing Activities:
Sale of common and preferred
  stock, net of stock issuances costs                                                         19,404
Cash dividends                                             (1,733)                             (631)                       (519)
Other, net                                                   1,032                               653                         113
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Net cash provided by (used in) financing activities          (701)                            19,426                       (406)
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Increase (decrease) in cash and cash equivalents           (9,437)                            17,487                     (6,936)
Cash and cash equivalents at beginning of year              18,505                             1,018                       7,954
----------------------------------------------- ------------------ --------------------------------- ---------------------------
Cash and cash equivalents at end of year                    $9,068                           $18,505                      $1,018
=============================================== ================== ================================= ===========================

18.      Fair Values of Financial Instruments

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

         Investments available-for-sale and held to maturity: Fair value for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

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

         Loans held for sale: The fair value represents the anticipated proceeds from sale of the loans.

         Off-balance-sheet   instruments:   Fair  values  for  the  Bank's  loan
         commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counterparties' credit standing. The aggregate fair value of loan commitments is not material.

         Deposits: The fair value disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair value for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual monthly maturities on time deposits. The fair value of demand deposits is the amount payable on demand, without adjusting for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is not considered in the above fair value amount nor is it recorded as an intangible asset in the balance sheet.

         Other borrowings: The fair values of FHLB advances and securities sold under agreement to repurchase are estimated using discounted cash flow analysis, based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

         Bank drafts payable: The fair value of Bank drafts payable is assumed to equal its carrying value due to its short maturity.

         The estimated fair values of the Company's financial instruments are as follows:

=========================================  =================  =======================  ====== =============  ======================
                                                        At December 31,                                  At December 31,
                                                              1996                                            1995
                                           ------------------------------------------         -------------------------------------
                                               Carrying                Fair                     Carrying              Fair
(in thousands)                                  Amount                 Value                     Amount              Value
-----------------------------------------  -----------------  -----------------------  ------ -------------  ----------------------
Assets
Cash and interest-bearing deposits                   $39,304                  $39,304               $54,373                 $54,373
Investments available-for-sale                        32,917                   32,917
Investments held for maturity                          6,782                    6,830                10,622                  10,779
Loans receivable - net                               243,222                  243,733               216,756                 219,823
Loans held for sale                                    7,773                    7,850
-----------------------------------------  -----------------  -----------------------  ------ -------------  ----------------------
     Total financial assets                          329,998                 $330,634               281,751                $284,975
-----------------------------------------  -----------------  =======================  ------ -------------  ======================
Non-financial assets                                  29,308                                         21,910
-----------------------------------------  -----------------  -----------------------  ------ -------------  ----------------------
Total assets                                        $359,306                                       $303,661
Liabilities
Deposits                                            $272,587                 $273,417              $223,535                $224,215
FHLB advances                                         30,000                   30,000                25,000                  25,000
Securities sold under agreements to repurchase         2,076                    2,076                 2,350                   2,350
Bank drafts payable                                    3,778                    3,778                 3,155                   3,155
-----------------------------------------  -----------------  -----------------------  ------ -------------  ----------------------
   Total financial liabilities                       308,441                 $309,271               254,040                $254,720
-----------------------------------------  -----------------  =======================  ------ -------------  =======================
Non-financial liabilities                              5,292                                          5,787
-----------------------------------------  -----------------  -----------------------  ------ -------------  ----------------------
Total liabilities                                   $313,733                                       $259,827
=========================================  =================  =======================  ====== =============  ======================

19.      Segment Information

                  As of April 1, 1995 all mortgage banking activities were included as part of banking activities. Mortgage banking related activities are considered incidental to the Bank's strategic plan and are performed in order to accommodate banking customer and market needs.

                  During the year ended March 31, 1995, the Company operated in two industry segments (as defined by Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise"). The two industry segments were banking and mortgage banking. However, due to the significant decline in the mortgage banking industry, the Company significantly reduced its operations in mortgage banking activities. As a result of the Company's reduction in mortgage banking activities, the Company no longer operates in the mortgage banking industry segment (as defined by SFAS No. 14).

                  Revenues in the banking segment consisted primarily of interest on mortgage loans and investment securities. Mortgage banking activities derive revenues primarily from interest on loans held for sale, sales of loans in the secondary mortgage market, sale of loan servicing rights, and fees on loans serviced. Intercompany transactions have been eliminated from the industry segments and consolidated financial data presented below. The following is a presentation of the revenues and operating income (losses) for the year ended March 31, 1995:

=========================================  =================  =======================  ====== =============  ======================
(in thousands)                                              Banking         Mortgage Banking                          Consolidated
-------------------------------------  ----------------------------  --- -------------------  ---  -------------------------------
Net interest income after
   provision for loan losses                                 $7,394                   $1,297                                $8,691
Non-interest income                                           1,211                                                          1,211
Mortgage banking income                                                                1,788                                 1,788
Depreciation                                                    280                      179                                   459
Non-interest expense                                          5,365                    4,036                                 9,401
-------------------------------------  ----------------------------  --- -------------------  ---  -------------------------------
Income (loss) before taxes                                   $2,960                 $(1,130)                                $1,830
=====================================  ============================  === ===================  ===  ===============================

20.      Subsequent Event

         On January 7 1997, the Bank entered into a definitive agreement whereby Family Bank, a Florida state chartered, commercial bank, will merge with Republic Security Bank. The definitive agreement provides for a fixed exchange ratio whereby shareholders of Family Bank will receive 13 shares of Republic Security Financial Corporation common stock for each share of Family Bank stock. The Company will issue approximately
         7.7 million shares of Republic Security Financial Corporation common stock for all outstanding shares of Family Bank stock in a tax free exchange, accounted for as a pooling-of-interests. Family Bank is headquartered in Hallandale, Florida with six branch locations in Broward County and has total assets, loans and deposits of approximately $248 million, $159 million and $216 million, respectively, at December 31, 1996.

Report of Independent
Certified Public Accountants







The Shareholders and
the Board of Directors
of Republic Security
Financial Corporation

         We have audited the accompanying consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1996 , the nine-month transition period ended December 31, 1995 and for the year ended
March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996, the nine-month transition period ended December 31, 1995, and for year ended March 31, 1995, in conformity with generally accepted accounting principles.


Ernst & Young LLP



West Palm Beach, Florida
January 23, 1997

Item 9:Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                  None.

                                    Part III

Item 10:          Directors and Executive Officers

         Set forth below is information regarding directors including their ages and principal occupations or employment and business experience during the last five years.

         Rudy E. Schupp, 46, has been President and Chief Executive Officer of the Company since 1985, and the President and Chief Executive Officer of the Bank since its inception. From 1980 to 1984, Mr. Schupp was employed by AmeriFirst Bank, FSB, Miami, Florida, where he held the position of Division Vice President and, previously, was Senior Vice President and Division Manager of the Orlando Division of AmeriFirst Bank, FSB. Mr. Schupp was Manager in Consumer Bank Planning and Marketing at First Union National Bank, Charlotte, North Carolina, from 1977 to 1980.

         Richard J. Haskins, 47, has been Executive Vice President and Chief Financial Officer of the Company and the Bank since 1989, Senior Vice President of the Company and the Bank since August 1984, and a Director of the Company and the Bank since 1986. For ten years prior to 1984, he had been an accountant with the West Palm Beach, Florida office of Deloitte Haskins & Sells, certified public accountants, where he held the position of Manager.

         Lennart E. Lindahl, Jr., 53, has been a Director of the Company since its inception. From 1970 through 1994, he was President of Lindahl, Browning, Ferrari & Hellstrom, Inc., Consulting Engineers in Jupiter, Florida, and currently serves as its Chairman of the Board. He is past chairman of the Economic Council of Palm Beach County and past president of the Palm Beach County Development Board. Additionally, he currently serves as a member and was a past Chairman of the Florida Inland Navigation District.

         H. Gearl Gore, 49, has been a Director and the Secretary of the Company since its inception. He has been the President of H. Gearl Gore, Inc., a real estate appraisal firm in Jupiter, Florida since 1983. Approximately 43% of that firm's gross revenues were derived from appraisal services provided to the Bank. Mr. Gore has been the President and Chief Operating Officer of Northco Investment Properties, Inc., a real estate brokerage firm in Jupiter, Florida, from 1981 to present. From 1975 to 1980 he was Florida state sales director for United Sun Life Insurance Co. He served as a Councilman for the Town of Jupiter from 1981 to 1983.

         Richard C. Rathke, 65, has been a Director of the Company since its inception. He has been the President of RCR Enterprises, Inc., a real estate development firm in Jupiter, Florida, since 1979. From 1966 to 1979 he was the President and owner of Trans Pacific Trading Co. of Fort Lauderdale, Florida, a firm engaged in importing and retail sales.

         Victor Siegel, M.D., 49, has been a Director of the Company since 1989. He is a physician and surgeon specializing in Obstetrics and Gynecology and has been practicing in Palm Beach County since January 1982. Dr. Siegel was a member of the Florida and Palm Beach County Medical Associations and was Executive Director of Finance for the Palm Beach County Medical Society in 1986. He has been Chief of the Department of Obstetrics and Gynecology at Wellington Hospital since 1993. He is also on the Board of Directors for the non profit Jupiter Theater of the Performing Arts.

         William F. Spitznagel, 70, has been a Director of the Company since its inception through December 31, 1986 and from February 21, 1987 to present. He was Chairman and President of Roadway Services, Inc., a motor freight company, from 1978 until his retirement in 1981. He presently serves as a consultant to that company.

         Bruce E. Wiita, M.D., 59, has been a Director of the Company since its inception. He is a surgeon and urologist practicing in Jupiter and Palm Beach Gardens since 1973. He is the former Chief of Staff of the Jupiter Hospital and Chief of Surgery of the Palm Beach Gardens Hospital and Jupiter Hospital. Currently, he is a Director of the American Heritage Management and Development Corporation, a real estate development company, and Chairman of the DevMed Group Inc., a medical device manufacturing corporation.

         William Wolfson, 68, has been a Director of the Company since 1993. He has been a certified public accountant since 1960 and in 1994 retired as senior partner in the accounting firm of Wolfson, Milowsky, Melzer, Ettinger & Wieselthier, P.C.

Committees of the Board of Directors and Meeting Attendance

         During the year ended December 31, 1996, there were 12 regular meetings of the Board of Directors, and one special meeting. Each director attended at least 75% of the meetings of the Board and of committees of the Board on which such director served.

         The Board of Directors has an Audit Committee which reviews, reports to and advises the Board with respect to various auditing and accounting matters involving the selection of and the nature of services to be performed by the Company's independent auditors, the performance of the auditors and the fees to be paid to them, the scope of audit procedures and the Company's accounting procedures and internal controls. The members of the Audit Committee are Directors Gore, Wolfson and Rathke. Four Audit Committee meetings were held during the year ended December 31, 1996.

         The Board of Directors has a Compensation Committee which investigates comparative compensation, reviews levels of staffing and compensation and reports its findings and recommendations to the Board of Directors. The members of the Compensation Committee are Directors Lindahl, Spitznagel and Wiita. Four Compensation Committee meetings were held during the year ended December 31, 1996.

         The Board of Directors has a Nominating Committee, which reviews the qualifications of candidates for the Board and reports its findings and recommendations to the Board. The members of the Nominating Committee are Directors Spitznagel, Siegel, Haskins and Lindahl. One Nominating Committee meeting was held during the year ended December 31, 1996. The Nominating Committee will consider proposals for nominees for Director from shareholders which are made in writing to the Secretary of the Company at 4400 Congress Avenue, West Palm Beach, Florida, 33407-3288.

Director Compensation

         Each director, excluding Messrs. Schupp and Haskins, receives a retainer of $200 per month plus $325 for attendance at Board meetings, and $200 for each committee meeting attended.

Consent to Findings of Exchange Act Violations

         On October 22, 1993, the Company and Mr. Haskins consented, without admitting or denying the matters therein, to findings of the Securities and Exchange Commission that he caused violations of Sections 13(a) and 13(b)(2)(A) of the Securities Exchange Act of 1934 and Rules 12b-20 and 13a-13 promulgated thereunder and to an order of the Commission that he cease and desist from committing or causing future violations of such provisions. The Company's and Mr. Haskins' consents were given in connection with a determination that the Company failed to timely record a loss on a certain lease transaction in its Form 10-Q for the quarter ended June 30, 1989 and that Haskins, as the Company's chief financial officer, determined not to record the loss in such 10-Q.

Item 11:           Executive Compensation, Benefits And Related Matters

         The Summary Compensation Table below sets forth a summary of the compensation paid for the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995 to each Company executive officer, whose total salary and bonus for 1996 exceeded $100,000:

============================================= ============== =================================== ================ ==================
                                           Annual Compensation                Long-Term Compensation Awards
                                    (a)            (b)            (c)             (d)                                     (e)
--------------------------------------------- -------------- ----------------------------------- ---------------- ------------------
                                                                                                    Securities
                                  Fiscal                                Restricted Stock Award(s)   Underlying         All Other
  Name and Principal Position      Year         Salary ($)     Bonus ($)           ($)               SARs (#)      Compensation ($)
--------------------------------------------- -------------- ----------------------------------- ---------------- ------------------
        Rudy E. Schupp
         Chairman and          Dec 31, 1996      180,760        122,910            0                    0               29,770
    Chief Executive Officer    Dec 31, 1995      116,760         97,060          25,500              500,000            12,146
  of the Company and the Bank  Mar 31, 1995      148,000         78,077          16,400                 0                6,965
--------------------------------------------- -------------- ----------------------------------- ---------------- ------------------
       Richard J. Haskins
    Executive Vice President   Dec 31, 1996      130,680         65,420            0                    0               19,740
  and Chief Financial Officer  Dec 31, 1995       91,680         45,530          12,750              200,000             9,203
  of the Company and the Bank  Mar 31, 1995      115,993         39,039          8,400                  0                6,784
============================================= ============== =================================== ================ ==================

FOOTNOTES:
(a) Fiscal Year: On July 26, 1995, the Company's Board of Directors approved a change in the Company's fiscal year end to December 31 from March 31. As a result, the information presented for fiscal year 1995 is for the nine months transition period from April 1, 1995 to December 31, 1995.






(b)   Salary:                    Total  base  salary  paid for the  year  ended
                                 December  31, 1996,  the nine months ended
                                 December 31, 1995 and or the fiscal  year ended
                                 March 31, 1995 for the Company and the Bank.

(c)   Bonus:                     Annual incentive compensation paid for
                                 financial results achieved during the fiscal year.

(d) Restricted Stock Awards: The amounts represent the dollar value of Company awards on the date of grant for stock grants. Restricted stock awards vest after three years provided the executive does not resign or is not terminated for cause. Dividends are paid on restricted stock. The aggregate number of shares and market value of restricted stock as of December 31, 1996 held by each named executive was as follows: Schupp 10,100 shares ($61,230); Haskins 5,100 shares ($30,920).

(e)   All Other Compensation:    The amounts shown in this column comprise
                                 matching contributions to the 401(k) plan, the cost of term life insurance premiums for the benefit of the executive, and automobile allowance.


                              EMPLOYMENT AGREEMENTS

         Messrs. Schupp and Haskins have employment agreements with the Company which provide for the payment of incentive compensation equal to 2.7% for Schupp, and 1.5% for Haskins, of the Company's quarterly consolidated income before taxes. These amounts are reflected in column (d) of the Summary Compensation Table. The agreements also provide for a severance payment equal to 200% for Schupp and 150% for Haskins of base salary and incentive compensation in the event of termination without cause and provide for benefits including the use of an automobile and $200,000 term life insurance for the benefit of the executive. Mr. Schupp's employment agreement is renewable annually but will continue for two years after the date on which the agreement is not renewed. Mr. Haskins' employment agreement is renewable annually.

         If a change in control of the Company should occur and (1) the executive's employment is involuntarily terminated or not extended (other than for cause or physical or mental incapacity) or (2) he resigns due to his reasonable determination that he is prevented from exercising his authority or performing his duties and functions as an officer, then he would be entitled under the employment agreements to receive a lump sum payment equal to three times his annual salary. The agreements also provide for payments the executive would have received in respect to cash incentive compensation and contemplate an additional payment of 20% of three times his annual salary as compensation for discounted fringe benefits, as well as for the continuation of any applicable employee benefit plans for a thirty-six month period. A "Change of Control" is defined in the agreements as the acquisition by any person or group of 25% or more of the combined voting power of the Company's then outstanding securities.

Supplemental Executive Retirement Plan

         In 1987 the Company initiated a non-qualified pension plan for senior officers and division heads of the Company and the Bank. Eligibility to participant in the plan requires that the employee be a division head with the title of Vice President or above, have three years of consecutive service and be approved by the Board of Directors. The number of persons eligible for this plan in the current year is four. The expected cost of the plan for the current year is $160,000. Those executives currently participating in the plan are Messrs. Schupp, Haskins, one senior vice president and one former executive officer. The retirement benefit to the employee will range between 30% to 70% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age 62. Participants vest 20% in the plan in the year they enter the plan and become fully vested under various vesting schedules depending on their retirement benefit.

Restricted Stock Awards

         The Board of Directors has awarded Common Stock to senior officers of the Company and the Bank. Under the terms of the award, the shares are forfeited by the executive during the three year period after the effective date of the award if the executive resigns or is terminated for cause. The awards are administered by the Compensation Committee and the committee can select, at its sole discretion, key executives of the Company and its subsidiary who the committee determines are in a position to have a significant impact on the long term profitability of the Company. In addition to the stock grants, the Company makes a cash payment equal to 28% of the taxable value of the shares of common stock granted in an award as of the date on which the shares are valued for federal income tax purposes. No restricted stock awards were made in 1996.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee is composed of Messrs. Lindahl, Spitznagel and Wiita. None of the members of the committee has ever been an officer or employee of the Company or the Bank.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION /SAR VALUES

                  The following table summarizes the options and SARs exercised in the last fiscal year and the value of unexercised options and SARs held at year end by persons named in the Summary Compensation Table.

====================================================================================================================================
                                                        Number of Shares Underlying Unexercised   Value of Unexercised In-the-Money
                                                                    Options/SARS                             Options/SARs
                   Shares Acquired on                              at FY-End (#)                            at FY-End ($)
                                                         ----------------------------------      -----------------------------------
Name                  Exercise (#)    Value Realized ($)  Exercisable      Unexercisable            Exercisable      Unexercisable
-------------------------------------------------------- -------------- -------------------     ----------------- -----------------
Rudy E. Schupp           4,622               $13,865        32,946            500,000                $116,330           $31,250
Richard J. Haskins         0                    $0          22,800            200,000                 $80,185           $15,625
====================================================================================================================================

Item 12:          Security Ownership

         The following table sets forth, as of February 21, 1997, the number of shares of the Company's Common Stock beneficially owned by each nominee for the board of directors, the directors remaining in office, each person named in the Summary Compensation Table, all directors and executive officers as a group and each beneficial owner known to the Company of 5% or more of the Common Stock. Except otherwise indicated, each individual named has sole investment and voting power with respect to the shares shown.

====================================================================================================================================
                                                                                       Amount and nature of              Percent of
     Title of Class                      Name of Beneficial Owner                      Beneficial Ownership                 Class
------------------------  ------------------------------------------------------ --------------------------------------- -----------
         Common                               H. Gearl Gore                                  142,424  (1)(2)(3)(4)          1.8%
         Common                             Richard J. Haskins                                81,550  (2)(3)                1.0%
         Common                             Lennart E. Lindahl                               131,193   (1)(2)(3)(4)(5)      1.7%
         Common                             Richard C. Rathke                                140,599   (1)(2)(3)(4)         1.8%
         Common                               Rudy E. Schupp                                 122,356   (2)(3)(5)            1.5%
         Common                            Victor Siegel, M.D.                               267,706   (1)(2)               3.4%
         Common                           William F. Spitznagel                              310,964   (1)(2)(3)(4)         3.9%
         Common                            Bruce E. Wiita, M.D.                              145,325  (1)(2)(3)(4)          1.8%
         Common                              William Wolfson                                   9,247   (1)                  0.1%
         Common           All Directors and Executive Officers as a Group (9 persons)      1,351,364   (6)                  17.0%
====================================================================================================================================

(1)      Includes 5,250 shares issuable upon the exercise of options, at an exercise price of $3.33 per share.
(2)      Includes 12,128 shares issuable upon exercise of options, at an exercise price of $2.48 per share.
(3)      Includes 10,672 shares issuable upon exercise of options, at an exercise price of $2.62 per share.
(4)      Includes 27,536 shares issuable upon exercise of warrants, at an exercise price of $5.00 per share.
(5)      Includes 10,146 shares issuable upon exercise of options, at an exercise price of $2.50 per share.
(6)      Includes  options and warrants for 65,730 shares of Common Stock.  Actual Common Stock owned is 16% of the total outstanding.

Item 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Indebtedness to the Bank

=========================================================== ======================== ====================  ==================
                                                            Largest amount outstanding
                                                              during the year ended        Balance
             Officer and/or Director         Purpose           December 31, 1996      December 31, 1996         Interest Rate
----------------------------------------------------------- ------------------------ --------------------  ------------------
H. Gearl Gore                                   1                   $44,117                $35,657                    10.25%
H. Gearl Gore                                   1                   174,506                170,195                     3.90
H. Gearl Gore                                   3                    23,490                 2,148                      9.25
H. Gearl Gore                                   3                    39,766                 38,471                     9.25
Gulfstream Exterminating (Gore)                 3                    3,000                  3,000                     10.25
Gulfstream Exterminating (Gore)                 3                    4,611                  2,580                     10.25
Richard J. Haskins                              2                    21,433                 1,520                      9.25
Richard J. Haskins                              2                    30,000                   0                        8.09
Lennart Lindahl                                 2                    95,909                   0                        9.25
Lennart Lindahl                                 3                    40,570                 14,800                     9.25
Lennart Lindahl                                 2                    7,123                  4,322                      8.50
Rudy E. Schupp                                  1                    19,999                 18,685                     9.25
Rudy E. Schupp                                  1                    22,029                   0                        9.25
Rudy E. Schupp                                  1                    55,000                 52,062                     9.25
Victor Siegel                                   2                   144,666                134,881                     9.25
Victor Siegel                                   2                    61,172                 61,172                     7.75
Victor Siegel                                   2                    4,127                    0                        9.50
Victor Siegel                                   3                    12,545                   0                        9.25
Victor Siegel                                   3                    34,080                 27,534                     7.50
Bruce Wiita                                     2                    75,050                 71,187                     9.25
Bruce Wiita                                     3                    43,160                   0                       10.25
Devmed Group, Inc. (Wiita)                      3                   200,000                   0                        9.25
=========================================================== ======================== ====================  ==================

1        -        Personal Residence
2        -        Consumer
3        -        Business

         All extensions of credit to officers, directors and employees of the Company and its subsidiaries are made based on the same underwriting guidelines used for extensions of credit to the general public.

Certain Transactions

         Mr. Gore owns a real estate appraisal firm which received fees from the Bank for appraisals of real estate relating to loan transactions. During the year ended December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995, such fees aggregated approximately $50,000, $44,575, and $140,000, respectively.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)      Financial Statements, Schedules and Exhibits:
     1.  Financial Statements                                               Page

         Consolidated statements of financial condition
         at December 31, 1996 and 1995........................................35

         Consolidated statements of income for year ended
         December 31, 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995....................................36

         Consolidated  statements of shareholders'  equity for the year ended  December 31, 1996,  the nine months ended  December 31,
         1995 and the year ended March 31, 1995...............................37

         Consolidated statements of cash flows for the
         years ended December 31, 1996, the nine moths ended
         December 31, 1995 nd the year ended March 31, 1995...................38

         Notes to consolidated financial statements...........................39

    2.   Financial Statement Schedules

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    Exhibits

    3. a) Articles of Incorporation, as amended of Republic Security Financial Corporation.*
        b) Bylaws, as amended of Republic Security Financial Corporation.**

    10. a) Employment Agreement between Republic Security Bank and R. E. Schupp, as amended.***
        b) Employment Agreement between Republic Security Bank and
           Richard J. Haskins, as amended.***
        c) Forms of Supplement Executive Retirement Plan Agreements.**
        d) Supplemental Executive Retirement Program Agreement -
           Richard J. Haskins**
        e) Supplemental Executive Retirement Program Agreement - R. E. Schupp.**
        f) Restricted Stock Plan.****
        g) Restricted Stock Plan Agreement - Richard J. Haskins.****
        h) Restricted Stock Plan Agreement - R. E. Schupp.****
        i) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Rudy E. Schupp *****
        j) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and Richard J. Haskins *****
        k) Stock Appreciation Rights Agreement between Republic Security Financial Corporation and non-employee directors *****

    11.a)  Statement RE: Computation of Per Share Earnings ******

    21.a)  Subsidiaries.******

    23     Consent of Ernst & Young, LLP ******

      * Incorporated by reference to Registration Statement on Form S-1, File No. 33-62847
      ** Incorporated by reference to Registration Statement on Form S-1, File No. 2-99505
      *** Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 24, 1994.
      **** Incorporated by reference to Form 10-K, as filed with the Securities and Exchange Commission on June 28, 1990.
      ***** Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on March 28,1996
      ****** Filed herewith


--------------------------------------------------------------------------------


      b)  Reports on Form 8-K
          Not applicable

      c)  Exhibit Index

      11.(a)    Statement RE: Computation of Per Share Earnings.
      21.(a)    Subsidiaries.
      23        Consent of Ernst & Young LLP

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


REPUBLIC SECURITY FINANCIAL CORPORATION
BY:          /S/ Rudy E. Schupp
             --------------------------------------------------
             Rudy E. Schupp
             Chairman of the Board
             Chief Executive Officer

BY:          /S/ Richard J. Haskins
             --------------------------------------------------
             Richard J. Haskins
             Executive Vice President
             Chief Financial and Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


/s/ H. Gearl Gore                 /s/ Victor Siegel
--------------------------------  ----------------------------------------------
H. Gearl Gore, Director           Victor Siegel, Director

/s/ Richard J. Haskins            /s/ William F. Spitznagel
--------------------------------  ----------------------------------------------
Richard J. Haskins, Director      William F. Spitznagel, Director

/s/ Lennart Lindahl               /s/ Bruce E. Wiita
--------------------------------  ----------------------------------------------
Lennart Lindahl, Director         Bruce E. Wiita, Director

/s/ Richard C. Rathke             /s/ Rudy E. Schupp
--------------------------------  ----------------------------------------------
Richard C. Rathke, Director       Rudy E. Schupp, Director

/s/ William Wolfson
--------------------------------
William Wolfson, Director

                                                                                                                   EXHIBIT 11(a)

STATEMENT 11. RE: Computation of Per Share Earnings
================================================================================================================================
                                                                Year Ended,         Nine Months Ended,                Year Ended
                                                               December 31,               December 31,                 March 31,
                                                                       1996                       1995                      1995
----------------------------------------------------------  ---------------  ------------------------- -------------------------
PRIMARY EARNINGS:
Average shares outstanding                                        7,334,010                  4,843,166                 3,631,774
Net effect of dilutive stock options,
 warrants and equity contracts based on the modified
 treasury stock method using average market price                   139,706                    331,522                   841,745
----------------------------------------------------------  ---------------  ------------------------- -------------------------
Total weighted average number of shares outstanding               7,473,719                  5,174,688                 4,473,519
----------------------------------------------------------  ---------------  ------------------------- -------------------------
Net income                                                       $2,400,000                 $1,977,000                $1,167,000
Add income effect of utilizing net proceeds from
 conversion of options, warrants and equity
 contracts to reduce debt and invest excess in
 government bonds - net of income tax effect                                                                             158,000
Deduct preferred dividends                                          886,000                    329,000                   302,000
----------------------------------------------------------  ---------------  ------------------------- -------------------------
Net income available to common stockholders                      $1,514,000                 $1,648,000                $1,023,000
==========================================================  ===============  ========================= =========================
Earnings per share                                                     $.20                       $.32                      $.23
==========================================================  ===============  ========================= =========================
FULLY DILUTED EARNINGS:
Average shares outstanding                                                                   4,843,166
Net effect of dilutive stock options,
 warrants and equity contracts based on the modified
 treasury stock method using average market price                                            2,954,184
==========================================================  ===============  ========================= =========================
Total weighted average number of shares outstanding                                          7,797,350
==========================================================  ===============  ========================= =========================
Net Income                                                                                  $1,977,000
==========================================================  ===============  ========================= =========================
Earnings per share                                                                                $.25
==========================================================  ===============  ========================= =========================

                                                                   EXHIBIT 21(a)


SUBSIDIARIES OF REGISTRANT


1.       Republic Security Bank, a State Chartered Commercial Bank.

2.       Republic Brokerage Corporation, a Florida corporation.

4.       Governors Bank Corporation, a Florida corporation.

                                                                      EXHIBIT 23

                             Consent of Independent Certified Public Accountants


         We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-02307) pertaining to the Employees' Stock Purchase Plan of Republic Security Financial Corporation and to the incorporation by reference in the Registration Statement (Form S-3 No. 333-2303) of Republic Security Financial Corporation and in the related Propsectus of our report dated January 23, 1997, with respect to the consolidated financial statements of Republic Security Financial Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1996.



West Palm Beach, Florida
March 17, 1997