Form 10-Q/A
period 1997-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1997-05-14
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the period ended      March 31, 1997

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________ to ___________________

         Commission file number   0-14671
                                  -------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
              Exact name of registrant as specified in its charter)

           FLORIDA                                      59-2335075
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              Identification No.)


                4400 Congress Avenue, West Palm Beach, FL 33407
              (Address of principal executive offices)(Zip Code)

            Registrant's telephone number, including area code (561)
               840-1200 Securities registered pursuant to Section
                                12(b) of the Act:


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                         Outstanding as of March 31, 1997
-----                                         --------------------------------
Common Stock
par value $.01                                                 7,854,982
Outstanding

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                          Page
PART I:      FINANCIAL INFORMATION

Item 1:

  Condensed Consolidated Statements of Financial Condition
  March 31, 1997 and December 31, 1996......................................1

  Condensed Consolidated Statements of Income for the
  three months ended March 31, 1997 and 1996................................2

  Condensed Consolidated Statements of Shareholders' Equity
  for the three months ended March 31, 1997
  and the year ended December 31, 1996......................................3

  Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 1997 and 1996................................4

  Notes to Condensed Consolidated Financial Statements......................5

Item 2

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................7

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K...............................8

   a)       The following reports are included herein:
            (11) Statement regarding Computation of Earnings Per Share
   b)       A report on Form 8-K was filed on January 7, 1997

   Signatures..............................................................10

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                         MARCH 31,        DECEMBER 31,
                                                                                             1997               1996
(amounts in thousands except share and per share data)                                  (unaudited)
--------------------------------------------------------------------------------- -----------------  -----------------
Assets
Cash and amounts due from depository institutions                                            $4,522             $4,874
Interest-bearing deposits in other financial institutions                                    21,530             34,430
Investments available-for-sale                                                               30,963             32,917
Investments held to maturity (market value of $7,778 and $6,830 at
      March 31, 1997 and December, 31, 1996, respectively)                                    7,782              6,782
Loans - net                                                                                 267,717            243,222
Loans held for sale (Market value of $2,295 and $7,850 at March 31, 1997
      and December 31, 1996, respectively)                                                    2,260              7,773
Property and equipment - net                                                                 10,173              9,000
Other real estate owned - net                                                                   792              1,248
Goodwill - net                                                                                7,534              7,675
Loan servicing rights - net                                                                   1,904              2,032
Accrued interest receivable                                                                   1,890              1,976
Other assets                                                                                  8,314              7,377
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                      $365,381           $359,306
================================================================================= =================  =================
Liabilities and Shareholders' Equity
Deposits                                                                                   $262,196           $272,587
Federal Home Loan Bank advances                                                              45,000             30,000
Securities sold under agreements to repurchase                                                1,936              2,076
Advances from borrowers for taxes and insurance                                               2,589              1,613
Bank drafts payable                                                                           4,363              3,778
Other liabilities                                                                             3,686              3,679
--------------------------------------------------------------------------------- -----------------  -----------------
Total liabilities                                                                           319,770            313,733
--------------------------------------------------------------------------------- -----------------  -----------------
Commitments and Contingencies
Preferred stock $10.00 stated value; 10,000,000 shares authorized:  Series "C" -
  1,035,000 shares issued and outstanding at March 31, 1997
               and December 31, 1996                                                         10,350             10,350
Common stock $.01 par value; 20,000,000 shares authorized;
     7,854,982 shares issued and outstanding at
     March 31, 1997 and December 31, 1996, respectively                                          79                 79
Additional paid-in capital                                                                   31,101             31,101
Retained earnings                                                                             4,485              4,035
Unrealized (loss)/gain on investments available-for-sale, net of taxes                        (404)                  8
--------------------------------------------------------------------------------- -----------------  -----------------
Total shareholders' equity                                                                   45,611             45,573
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                      $365,381           $359,306
================================================================================= =================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
======================================================================================================================
                                                                                          Three months ended March 31,
                                                                                              (unaudited)
 (amounts in thousands except share and per share data)                                        1997               1996
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Income:
Interest and fees on loans                                                                   $5,566             $5,585
Interest and dividends on  investments                                                          946                628
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              6,512              6,213
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Expense:
Interest on deposits                                                                          2,540              2,614
Interest on borrowings                                                                          390                 65
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              2,930              2,679
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income                                                                           3,582              3,534
Provision for loan losses                                                                        25                 25
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income after  provision for loan losses                                          3,557              3,509
Non-interest Income:
Gain on sale of loans                                                                            46                 37
Gain on sale of investments available-for-sale                                                  148
Mortgage trading income                                                                          38
Other income                                                                                    811                869
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              1,043                906
Operating Expenses:
Employee compensation and benefits                                                            1,493              1,613
Occupancy and equipment                                                                         649                570
Professional fees                                                                               160                148
Advertising and promotions                                                                       60                 81
Communications                                                                                  119                128
Data processing                                                                                 182                143
Insurance                                                                                        13                 82
Goodwill amortization                                                                           142                 54
Other                                                                                           408                454
-------------------------------------------------------------------------------- ------------------  -----------------
TOTAL                                                                                         3,226              3,273
Income before taxes                                                                           1,374              1,142
Provision for income taxes                                                                      508                473
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                     $866               $669
================================================================================ ==================  =================
Income applicable to common stock                                                              $685               $417
================================================================================ ==================  =================
PER SHARE DATA:
Primary earnings per common share                                                              $.09               $.06
Fully diluted earnings per common share                                                        $.09               $.06
Dividends per common share                                                                    $0.03              $.025
Average common shares and common stock equivalents outstanding                                8,034              7,008
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
==========================================================================================================================
                                                                                                                Unrealized
                                                                                                                      Gain
                                                                                                                 (Loss) On
                                                                                                               Investments
                                                                             Additional                        Investments
                                                  Preferred        Common       Paid-in       Retained  Available-for-Sale,
(amounts in thousands except share and per share      Stock         Stock       Capital       Earnings        net of taxes
data)
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance, December 31, 1995                          $14,365           $66       $26,035         $3,368
Exercise of warrants - 268,126 shares                                   3         1,039
Conversion of preferred stock series "A"
   into common stock - 982,995 shares               (3,980)            10         3,970
Issuance of stock grants - 9,000 shares                                              32
Issuance of stock for Dividend Reinvestment and
  Optional Stock Purchase Plan - 2,586 shares                                        13
Exercise of stock options - 4,622 shares                                             12
Cash redemption of preferred stock series "A"          (35)
Cash dividends - common stock                                                                    (847)
Cash dividends - preferred stock series "A" and "C"                                              (886)
Net income                                                                                       2,400
Change in appreciation on investments
   available-for-sale, net of taxes                                                                                     $8
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance December 31, 1996                            10,350            79        31,101          4,035                   8
Cash dividends - common stock                                                                    (235)
Cash dividends - preferred stock series "C"                                                      (181)
Net income                                                                                         866
Change in net unrealized gain/loss on investments
    available-for-sale, net of taxes                                                                                 (412)
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance, March 31, 1997                             $10,350           $79       $31,101         $4,485              $(404)
==========================================================================================================================

See notes to condensed consolidated financial statements.

                                        3

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
===================================================================================================================
                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                         (unaudited)
(amounts in thousands)                                                                    1997                 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                $866                 $669
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                   25                   25
Depreciation                                                                               200                  159
Amortization of goodwill                                                                   141                   54
Gain on sale of investments available-for-sale                                           (148)
Gain on sale of loans -trading, loans and servicing                                       (84)                 (37)
Loan costs deferred                                                                      (100)                 (43)
Loans originated for sale                                                              (4,222)              (3,622)
Sale of loans and loan participation certificates                                        9,856                3,659
Other - net                                                                                845                  907
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                7,379                1,771
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in merger-net                                                             15,235
Proceeds from sale of investments available-for-sale                                    10,856
Purchases of investments available-for-sale                                            (9,733)
Maturities and calls  of investments held to maturity                                      500                5,492
Purchases of investments held to maturity                                              (1,494)                (500)
Loans purchased for investment                                                       (16,155 )
Loans originated for investment                                                       (19,404)              (5,834)
Principal collected on loans                                                            10,227                7,617
Other - net                                                                                519                  145
-------------------------------------------------------------------------------------------------------------------
Net cash  (used in) provided by investing activities                                  (24,684)               22,155
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                           (1,434)              (4,234)
Net decrease in certificates of deposits                                               (8,957)             (10,987)
Increase (decrease) in FHLB advances                                                    15,000             (25,000)
Other - net                                                                              (556)                  153
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                      4,053             (40,068)
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (13,252)             (16,142)
Cash and cash equivalents at beginning of period                                        39,304               54,373
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $26,052              $38,231
===================================================================================================================

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company paid $2,500 and $130,000 in income taxes during the three months ended March 31, 1997 and 1996, respectively. The Company paid $3,518,000 and $2,864,000 interest on deposits and other borrowings during the three months ended March 31, 1997 and 1996, respectively. The Company had $27,000 and $128,000 of transfers from loans to OREO during the three months ended March 31, 1997 and 1996, respectively. Assets of $62 million were acquired and $62 million liabilities assumed related to the merger of Banyan Bank during the three months ended March 31, 1996.

See notes to condensed consolidated financial statements.

                                       4

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1.       Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of March 31, 1997 and December 31, 1996, and the results of operations for the three months ended March 31, 1997 and March 31, 1996, and changes in cash flows for the three months then ended.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

         The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Non-Performing Assets and Allowance for Loan Losses

                  At March 31, 1997, the Bank had $4,017,000 in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $25,000 for the three months ended March 31, 1997 and 1996.

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

3.       Potential Mergers

                  On January 7 1997, the Bank entered into a definitive agreement whereby Family Bank, a Florida state chartered, commercial bank, will merge with Republic Security Bank. The definitive agreement provides for a fixed exchange ratio whereby shareholders of Family Bank will receive 13 shares of Republic Security Financial Corporation common stock for each share of Family Bank common stock. The Company will issue approximately 7.7 million shares of Republic Security Financial Corporation common stock for all outstanding common shares of Family Bank stock in a tax free exchange. Management anticipates the transaction will be accounted for as a pooling-of-interests. Family Bank is headquartered in Hallandale, Florida with six branch locations in Broward County and has total assets, loans and deposits of approximately $248 million, $159 million and $216 million, respectively, at December 31, 1996. At March 31, 1997, the Bank had $105,000 of capitalized charges associated with the merger which will be expensed in the period in which the transaction is consummated.

                  On May 2, 1997, a Florida depository institution (the "Institution") entered into a Standstill Agreement (the "Agreement") with Republic Security Financial Corporation whereas the Institution and the Company are interested in discussions and possible negotiations regarding an acquisition of the Institution. The Agreement is in effect for thirty days and allows for the Company to perform due diligence procedures and the Institution agrees not to solicit discussions concerning any acquisition of its assets with another party.

                  The  Institution is a financial  services  company  located in
         Florida with two branch locations. At December 31, 1996, the Institution had total assets of $143 million, total loans of $118 million, total deposits of $126 million and total equity of $8 million.

                  The transaction is subject to satisfactory due diligence and negations as well as regulatory approvals and approval by the Institution's shareholders. The consideration paid will be a mixture of cash and RSFC's common stock, which is subject to shareholder preference and negotiation. If the transaction is consummated, management anticipates the transaction to be accounted for under the purchase method of accounting for business combinations.

4.       Commitments and Contingencies

                  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counter party.

                  At March 31, 1997, the Bank had adjustable rate commitments to extend credit of approximately $27,000,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties .

                  In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. At March 31, 1997, $344,000 related to pending litigation was accrued and included in other liabilities. In the opinion of management of the Company, amounts accrued for awards of assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flow.

5.        Income per Common Share

                  Primary income per common share is computed by dividing net income less preferred stock dividends by the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted net income per common share is calculated by dividing net income by the average number of common stock and common stock equivalents outstanding during the year, plus the assumed conversion of all outstanding convertible preferred shares to common shares to the extent those shares are dilutive. Common stock equivalents for both primary and fully diluted net income per share include stock options, warrants, and equity contracts and are included in the computation of earnings per share using the treasury stock method. Convertible preferred stock is computed using the "if converted" method, which assumes the conversion of all outstanding convertible preferred shares into common shares.

         Recent Accounting Pronouncement: In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share". Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1997 will have a significant impact on the Company's reported EPS.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Comparison of the Three Months Ended March 31, 1997 and 1996

Results of Operations

The Company had net income of $866,000 or $.09 per common share for the three months ended March 31, 1997, compared to net income of $669,000 or $.06 per common share for the three months ended March 31, 1996. The increase in net income is due to an increase of $48,000 in net interest income and an increase of $137,000 in non-interest income as well as a decrease of $47,000 in operating expenses. Earnings per share increased $.03 per common share to $.09 per common share for the quarter ended March 31, 1997 compared to $.06 per common share for the quarter ended March 31, 1996. The increase in earnings per common share was due to a $197,000 increase in net income and a decrease in preferred dividends as a result of the redemption of the Company's Series A preferred stock in July 1996.

Net Interest Income

Net interest income for the quarter ended March 31, 1997 increased $48,000 compared to the quarter ended March 31, 1996 due to an increase in interest-earning assets offset by a decrease in net interest yield. The Bank purchased $25,000,000 of mortgage-backed securities in December 1996 which were funded by a $25,000,000 Federal Home Loan Bank advance. This transaction is the primary contributor to the increases in interest-earning assets and interest-bearing liabilities for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The net interest income resulting from the $25,000,000 transaction is approximately $112,000 for the quarter ended March 31, 1997 which was partially offset by a decrease in interest income on interest-bearing deposits in other financial institutions. The decrease in interest-bearing deposits in other financial institutions was due to the decrease in non-interest bearing deposits for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996.

Non-Interest Income

         Non-interest income increased $137,000 or 15% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 primarily due to an increase of $148,000 in gain on sale of investments.

Operating Expenses

Operating expenses decreased $47,000 for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The decrease in operating expenses is primarily related to decreases of $120,000 in employee compensation and benefits, $69,000 in insurance expense and $46,000 in other operating expenses offset by increases of $79,000, $39,000, and $88,000 in occupancy and equipment, data processing and goodwill amortization, respectively. Employee compensation and benefits decreased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 due to approximately $50,000 of non-recurring costs associated with the absorption of Banyan Bank in the first quarter 1996. In addition, employee compensation and benefits decreased due to the elimination of certain positions which took place in June 1996. The decrease in insurance expense is due to a $50,000 refund of Federal Deposit Insurance (FDIC) premiums and an overall decrease in FDIC premiums beginning in January 1997. The increase in occupancy and equipment is due to the depreciation expense and rent associated with one new banking center which opened in June 1996 as well as increased depreciation expense associated with new data processing equipment. Data processing expense increased due to the change in data processing service bureaus. Goodwill amortization increased for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 due to an increase in goodwill associated with the Banyan acquisition.

Provision for Income Taxes

Income tax expenses increased $35,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. The increase is attributable to an increase in income before taxes of $232,000 offset by a decrease in the effective tax rate to approximately 37% for the quarter ended March 31, 1997 from 41% for the quarter ended March 31, 1996. The effective income tax rate decreased primarily due to an increase in taxable income which reduced the impact of non-deductible goodwill amortization.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Liquidity, Sources of Capital and Capital Requirements

As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are investments available-forsale and deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the three months ended March 31, 1997.

On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

Cash and cash  equivalents  decreased by  approximately  $13,200,000  during the three months ended March 31, 1997 due to $35,000,000 loan originations and purchases and $10,000,000 in deposit run-off offset by $15,000,000 in FHLB advances, $10,000,000 in principal collected on loans and $10,000,000 in proceeds from loan sales. A purchase of 1-4 family residential loans was made during the quarter ended March 31, 1997 while the majority of loan originations related to commercial business and commercial real estate loans. The decrease in deposits is primarily attributable to lowering interest rates paid on certificates of deposits to become aligned with the commercial bank market.

     The following table shows the capital amounts and ratios of the Bank at March 31, 1997

================================== ====================  =====================
(Dollars in thousands)                           Amount                  Ratio
---------------------------------- --------------------  ---------------------
Total risk based capital                        $31,099                  12.8%
Tier 1 risk based capital                       $28,499                  11.7%
Leverage capital                                $28,499                   8.4%
======================================================  ======================

The Bank was in compliance with its' capital requirements at March 31, 1997.

Financial Condition

As of March 31, 1997, total assets increased approximately $6,000,000 million from December 31, 1996. Loans net increased approximately $24,500,000 which was funded by a decrease in interest bearing deposits in other institutions and an increase in FHLB advances. The decrease in deposits is primarily related to the run-off of certificate of deposits associated with lower interest rates offered at the Bank since it's conversion to a commercial bank.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herein:
                  (11) Statement regarding  Computation of Earnings Per Share
                  (27) Financial Data Schedule
         (b) A report on Form 8-K was filed on January 7, 1997.

                                                                                                   EXHIBIT 11(a)
STATEMENT 11. RE: Computation of Per Share Earnings
======================================================================================================================
                                                                                          Three Months Ended March 31,
                                                                                      1997                        1996
----------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS:
Average shares outstanding                                                       7,854,982                   6,867,550
Net effect of dilutive stock options,
     warrants and equity contracts based on the modified
     treasury stock method using average market price                              179,130                     140,556
Total weighted average number of shares outstanding                              8,034,112                   7,008,106
  Net income                                                                      $866,000                    $669,000
Deduct preferred dividends                                                       (181,000)                   (252,000)
Net income available to common shareholders                                       $685,000                    $417,000
Earnings per share                                                                    $.09                        $.06
======================================================================================================================

Note:    Fully diluted earnings per share  is not presented because it is the same as primary earnings per share.

                                      REPUBLIC SECURITY FINANCIAL CORPORATION


                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Republic Security Financial Corporation
                                    (Registrant)






Date:     May 14, 1997              /S/ Carla H. Pollard
         -------------              --------------------
                                    Carla H. Pollard
                                    Vice President/Controller