Form 10-Q/A
period 1997-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1997-05-23
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A


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

  Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 1997 and 1996................................4

  Notes to Condensed Consolidated Financial Statements......................5

Item 2

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations.....................................................9

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K..............................10

   a)       The following reports are included herein:
            (11) Statement regarding Computation of Earnings Per Share
   b)       A report on Form 8-K was filed on January 7, 1997

   Signatures..............................................................12

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

2.   Loans Receivable - Net

Loan receivable-net is summarized as follows:
===================================================================================================================
                                                                                       March 31,        December 31
                                                                                            1997               1996
-------------------------------------------------------------------------------------------------------------------
Residential mortgage                                                                    $115,351           $102,266
Commercial mortgage                                                                       64,333             58,842
Real estate construction and lot                                                          27,779             29,793
Installment loans to individuals                                                          45,094             43,760
Commercial and financial                                                                  27,602             23,845
-------------------------------------------------------------------------------------------------------------------
Total loans                                                                              280,159            258,506
-------------------------------------------------------------------------------------------------------------------
Deferred loan fees                                                                            48               (98)
Undisbursed portion of loans-in-process                                                  (9,890)           (12,913)
Allowance for loan losses                                                                (2,600)            (2,273)
                                                                                        $267,717           $243,222
===================================================================================================================

3.      Non-Performing Assets and Allowance for Loan Losses

                  At March 31, 1997, the Bank had $4,017,000 in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $25,000 for the three months ended March 31, 1997 and 1996.

The following table details the Bank's non-performing assets:
===================================================================================================================
                                                                                     March 31,         December 31,
                                                                                          1997                 1996
---------------------------------------------------------------------------------------------- --------------------
Loans:
Residential mortgage                                                                    $1,734               $1,911
Commercial mortgage                                                                        294                  294
Real estate construction and lot                                                           190                  183
Installment loans to individuals                                                           173                  157
Commercial and financial                                                                   614                  583
---------------------------------------------------------------------------------------------- --------------------
   Total non-performing loans                                                            3,005                3,128
---------------------------------------------------------------------------------------------- --------------------
Other real estate owned:
Residential mortgage                                                                       549                  898
Commercial mortgage                                                                        199                  243
Real estate construction and lot                                                            44                  107
---------------------------------------------------------------------------------------------- --------------------
   Total other real estate owned                                                           792                1,248
---------------------------------------------------------------------------------------------- --------------------
Repossesssed automobiles                                                                   220                  196
---------------------------------------------------------------------------------------------- --------------------
Total non-performing assets                                                             $4,017               $4,572
============================================================================================== ====================

Interest income not recognized on non performing loans was approximately $60,000 and $40,000 during the three months ended March 31, 1997 and 1996, respectively.

     At March 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $906,000, which approximates the average investement for the three months ended March 31, 1997. The related allowance for credit losses for such loans is $142,000 at March 31, 1997. For the three months ended March 31, 1997 and 1996, no interest was recognized on impaired loans.

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

In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totalled $2,600,000 at March 31, 1997, which is allocated according to the following table:

============================================================================================== ====================
                                                                                     Allowance           % of loans
                                                                               for loan losses       to total loans
---------------------------------------------------------------------------------------------- --------------------
Residential mortgage                                                                      $603                  41%
Commercial mortgage                                                                        467                   23
Real estate construction and lot                                                            36                   10
Installment loans to individuals                                                           490                   16
Commercial and financial                                                                   294                   10
Unallocated                                                                                710
---------------------------------------------------------------------------------------------- --------------------
Total                                                                                   $2,600                 100%
============================================================================================== ====================

An analysis of the changes in the allowance for loan losses is summarized as follows:

============================================================================================== ====================
                                                                                  Three months         Three months
                                                                                         ended                ended
                                                                                March 31, 1997       March 31, 1996
---------------------------------------------------------------------------------------------- --------------------
Beginning balance                                                                       $2,273               $2,431
Reserves acquired in connection
     with merger                                                                                                374
Charge-offs:
   Real estate mortgage                                                                     15                   18
   Consumer                                                                                141                  156
   Commercial and financial                                                                 26                    2
---------------------------------------------------------------------------------------------- --------------------
Subtotal- Charge-offs                                                                      182                  176
---------------------------------------------------------------------------------------------- --------------------
Recoveries:
   Real estate mortgage                                                                      2                    5
   Consumer                                                                                 30                   12
   Commercial and financial                                                                452                    4
---------------------------------------------------------------------------------------------- --------------------
Subtotal- Recoveries                                                                       484                   21
---------------------------------------------------------------------------------------------- --------------------
Net (recoveries)/charge-offs                                                             (302)                  155
---------------------------------------------------------------------------------------------- --------------------
Provisions for losses                                                                       25                   25
---------------------------------------------------------------------------------------------- --------------------
Ending balance                                                                          $2,600               $2,675
============================================================================================== ====================

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

4.       Potential Mergers

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