Form 10-Q
period 1997-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1997-08-14
CIK 743136

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

For the period ended:       June 30, 1997
                     --------------------------
                                  or

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities and
        Exchange Act of 1934

For the transition period from                      to
                               --------------------    ------------------------
Commission File Number:    0-14671
                         -------------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

         FLORIDA                                                   59-2335075
 ------------------------------                            ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

              4400 Congress Avenue, West Palm Beach, Florida 33402
              ----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (561) 840-1200
                                 ---------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                [ X ] YES [ ] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                         Outstanding as of August 11, 1997
-----                                         ---------------------------------
Common Stock                                        16,147,107
par value $.01
outstanding

[GRAPHIC OMITTED]

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                         Page
                                                                        Number
Part I: Financial Information

 Item 1:

      Condensed Consolidated Statements of Financial
      Condition - June 30, 1997 and December 31, 1996......................1

      Condensed Consolidated Statements of Income
      for the three months ended June 30, 1997 and 1996....................2

      Condensed Consolidated Statements of Income for
      the six months ended June 30, 1997 and 1996..........................3

      Condensed Consolidated Statements of Shareholders'
      Equity for the year ended December 31, 1996 and for the
      six months ended June 30, 1997.......................................4

      Condensed Consolidated Statements of Cash Flows
      for the six months ended June 30, 1997 and 1996......................5

      Notes to Condensed Consolidated Financial Statements.................6-8

 Item 2:

      Management's Discussion and Analysis.................................9-11

 Signatures................................................................12

Part II:    Other Information

 Item 6:   Exhibits and Reports Filed......................................13
      Exhibit 3(ii) - Amended and Restated Bylaws
      Exhibit 11 - Computation of Per Share Earnings

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                         JUNE 30,         DECEMBER 31,
                                                                                             1997                 1996
(amounts in thousands except share and per share data)                                                        (Note 1)
----------------------------------------------------------------------------- ------------------- --------------------
Assets                                                                                (unaudited)
Cash and amounts due from depository institutions                                         $17,633              $17,642
Interest-bearing deposits in other financial institutions                                  28,351               34,430
Federal funds sold                                                                          8,000               13,025
Investments available-for-sale                                                             81,782               49,670
Investments held-to-maturity (market value of $13,348 and $46,003 at
  June 30, 1997 and December 31, 1996, respectively)                                       13,377               45,818
Loans receivable - net                                                                    434,653              400,574
Loans held for sale (market value of $7,850)                                                                     7,773
Property and equipment - net                                                               15,191               14,289
Other real estate owned - net                                                                 517                1,499
Goodwill - net                                                                              7,391                7,675
Loan servicing rights - net                                                                 1,776                2,032
Accrued interest receivable                                                                 3,661                3,572
Other assets                                                                               12,527                9,160
----------------------------------------------------------------------------- ------------------- --------------------
Total                                                                                    $624,859             $607,159
============================================================================= =================== ====================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                 $488,206             $489,056
Federal Home Loan Bank advances                                                            41,000               30,000
Securities sold under agreements to repurchase                                             13,207                8,633
Advances from borrowers for taxes and insurance                                             4,055                1,613
Bank drafts payable                                                                         5,300                4,158
Other liabilities                                                                           8,489                7,535
----------------------------------------------------------------------------- ------------------- --------------------
Total liabilities                                                                         560,257              540,995
----------------------------------------------------------------------------- ------------------- --------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 20,000,000 shares authorized:  Series "C" -
  1,035,000 shares issued and outstanding at June 30, 1997
     and December 31, 1996                                                                 10,350               10,350
Common stock $.01 par value; 100,000,000 and 20,000,000 shares authorized at June 30, 1997 and December 31, 1996, respectively;
     16,147,107 and 15,532,664  shares issued and outstanding at
     June 30, 1997 and December 31, 1996, respectively                                        161                  155
Additional paid-in capital                                                                 38,647               37,350
Retained earnings                                                                          15,438               18,306
Unrealized gain on investments available-for-sale, net of taxes                                 6                    3
----------------------------------------------------------------------------- ------------------- --------------------
Total shareholders' equity                                                                 64,602               66,164
----------------------------------------------------------------------------- ------------------- --------------------
Total                                                                                    $624,859             $607,159
============================================================================= =================== ====================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================
                                                                                        Three Months Ended June 30,
(amounts in thousands except per share data)                                                    1997           1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                                  (Unaudited)
  Interest and fees on loans                                                                  $9,872         $9,282
  Interest and dividends on investments                                                        1,769          1,194
-------------------------------------------------------------------------------------------------------------------
                                                                                              11,641         10,476
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         4,156          3,911
  Interest on borrowings                                                                         622             69
-------------------------------------------------------------------------------------------------------------------
                                                                                               4,778          3,980
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          6,863          6,496
  Provision for loan losses                                                                      800             80
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          6,063          6,416
NON-INTEREST INCOME:
  Gain on sale of loans                                                                          137            266
  Service charges on deposit accounts                                                          1,043          1,014
  Other income                                                                                   536            397
-------------------------------------------------------------------------------------------------------------------
                                                                                               1,716          1,677
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           3,085          2,805
  Occupancy and equipment                                                                      1,073            880
  Professional fees                                                                              274            308
  Advertising and promotions                                                                     187            170
  Communications                                                                                 201            153
  Data processing                                                                                191            207
  Insurance                                                                                       99            200
  Other                                                                                        1,159            765
  Merger expenses                                                                              3,979
-------------------------------------------------------------------------------------------------------------------
                                                                                              10,248          5,488
-------------------------------------------------------------------------------------------------------------------
 (Loss) income before taxes                                                                  (2,469)          2,605
 (Benefit) provision for income taxes                                                          (818)            975
-------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                                                         $(1,651)         $1,630
===================================================================================================================
PER SHARE DATA:
  Primary (loss) earnings per common share                                                    $(.11)           $.09
  Dividends per common share                                                                  $  .06           $.05
  Avg. common shares and common stock equivalents outstanding                                 16,008         15,526
===================================================================================================================

See notes to condensed consolidated financial statements.

                                        2

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================
                                                                                          Six Months Ended June 30,
(amounts in thousands except per share data)                                                    1997           1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                                  (Unaudited)
  Interest and fees on loans                                                                 $19,213        $18,295
  Interest and dividends on investments                                                        3,583          2,556
-------------------------------------------------------------------------------------------------------------------
                                                                                              22,796         20,851
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         8,227          7,818
  Interest on borrowings                                                                       1,081            182
-------------------------------------------------------------------------------------------------------------------
                                                                                               9,308          8,000
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                         13,488         12,851
  Provision for loan losses                                                                      825            155
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                         12,663         12,696
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Gain on sale of loans                                                                          183            281
 Gain on sale of investments available-for-sale                                                  163
  Service charges on deposit accounts                                                          2,003          1,859
  Other income                                                                                   976            983
-------------------------------------------------------------------------------------------------------------------
                                                                                               3,325          3,123
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           5,588          5,389
  Occupancy and equipment                                                                      2,012          1,738
  Professional fees                                                                              488            556
  Advertising and promotions                                                                     323            316
  Communications                                                                                 380            339
  Data processing                                                                                382            356
  Insurance                                                                                      160            320
  Other                                                                                        1,883          1,576
  Merger expenses                                                                              3,979
-------------------------------------------------------------------------------------------------------------------
                                                                                              15,195         10,590
-------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                            793          5,229
  Provision for income taxes                                                                     297          1,898
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                                    $496         $3,331
===================================================================================================================
PER SHARE DATA:
  Primary earnings per common share                                                             $.01           $.18
  Dividends per common share                                                                    $.11           $.10
  Avg. common shares and common stock equivalents outstanding                                 16,635         15,493
===================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
====================================================================================================================================
                                                                                                                         Unrealized
                                                                                       Additional                Gain on Securities
                                                             Preferred       Common       Paid-in    Retained   Available-for-Sale,
(amounts in thousands except share and per share data)         Stock          Stock       Capital    Earnings          Net of Taxes
-------------------------------------------------------  ------------- ------------  ------------ ----------- ----------------------
Balance, December 31, 1995 (restated)                          $14,365         $141       $32,058     $15,262                  $150
Exercise of warrants - 268,126 shares                                             3         1,039
Conversion of preferred stock series "A"
   into common stock - 982,995 shares                          (3,980)           10         3,970
Issuance of stock grants - 9,000 shares                                                        32
Issuance of stock for Dividend Reinvestment and
  Optional Stock Purchase Plan - 2,586 shares                                                  13
Exercise of stock options - 4,622 shares                                                       12
Cash redemption of preferred stock series "A"                     (35)
Issuance of common stock - 110,812                                                1           226
Cash dividends - common stock                                                                         (2,910)
Cash dividends - preferred stock series "A" and "C"                                                     (886)
Net income                                                                                              6,840
Change in unrealized gain on investments
   available-for-sale, net of taxes                                                                                           (147)
-------------------------------------------------------  ------------- ------------  ------------ ----------- ---------------------
Balance, December 31, 1996                                      10,350          155        37,350      18,306                     3
Exercise of warrants - 614,228 shares                                             6         1,270
Issuance of stock grants - 3,000 shares                                                        27
Cash dividends - common stock                                                                           (546)
Cash dividends paid by pooled company - common stock                                                  (2,456)
Cash dividends - preferred stock series "C"                                                             (362)
Net income                                                                                                496
Change in unrealized gain on investments
    available-for-sale, net of taxes                                                                                              3
-------------------------------------------------------  ------------- ------------  ------------ ----------- ---------------------
Balance, June 30, 1997                                         $10,350         $161       $38,647     $15,438                    $6
===================================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
===================================================================================================================
                                                                                              SIX MONTHS JUNE 30,
                                                                                                 (unaudited)
(amounts in thousands)                                                                   1997                 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                                $496               $3,331
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                  825                  155
Depreciation                                                                               624                  528
Amortization of goodwill                                                                   284                  180
Gain on sale of loans -trading, loans and servicing                                      (183)                (281)
Loan costs deferred                                                                        166                  145
Loans originated for sale                                                              (7,808)              (7,014)
Sale of loans and loan participation certificates                                       22,583               15,313
Other - net                                                                              3,568              (2,070)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               20,555              10,287
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in merger-net                                                             15,235
Purchases of investments available-for-sale                                           (11,665)              (2,086)
Proceeds from sale and maturities of investments available-for-sale                     17,305                1,457
Maturities and calls  of investments held-to-maturity                                    3,492               12,020
Purchases of investments held-to-maturity                                              (8,944)             (13,768)
Net increase in loans                                                                 (41,787)              (4,903)
Purchases of property and equipment                                                    (2,531)              (1,139)
Other - net                                                                              (201)                1,217
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                   (44,331)                8,033
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                             (824)               9,401
Net decrease in certificates of deposit                                                   (26)             (17,942)
Increase (decrease) in FHLB advances                                                    11,000             (20,000)
Increase (decrease) in securities sold under agreements to repurchase                    4,574              (2,265)
Cash dividend payments                                                                 (3,364)              (2,945)
Other - net                                                                              1,303               1,274
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     12,663             (32,477)
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (11,113)              (4,157)
Cash and cash equivalents at beginning of period                                        65,097               69,647
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $53,984              $55,490
====================================================================================================================================

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.
Generally, federal funds are purchased and sold for one-day periods. The Company paid $1,678,000 and $1,880,000 in income taxes during the six months ended June 30, 1997 and 1996, respectively.  The Company paid $9,220,000 and $6,256,000 in interest on deposits and other borrowings during the six months ended June 30, 1997 and 1996, respectively.  The Company had $895,000 and
$736,000 of transfers from loans to OREO during the six months ended June 30, 1997 and 1996, respectively. Assets of $62 million were  acquired  and $57  million  liabilities  assumed  related to the merger of Banyan Bank during the six months ended
June 30, 1996.
====================================================================================================================================
See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals except for merger expenses (See Note 2)) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months then ended. The unaudited condensed consolidated financial statements have been restated to include the accounts and results of operations of Family Bank (see Note 2).

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

                  The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Merger

                  On June 30, 1997, RSFC issued 8,289,125 shares of its common stock in exchange for all outstanding common stock of Family Bank ("Family") a Florida commercial bank. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the unaudited condensed consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Family Bank. In connection with the Family merger the Company incurred approximately $4 million in merger expenses.

                  The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying unaudited condensed consolidated financial statements are summarized below.

===========================================================================================================
                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                                      1997            1996              1997           1996
-----------------------------------------------------------------------------------------------------------
Revenue:                                            (Unaudited)                       (Unaudited)
-----------------------------------------------------------------------------------------------------------
         RSFC                                       $7,796          $7,310           $15,351        $14,429
         Family                                      5,561           4,843            10,770          9,545
-----------------------------------------------------------------------------------------------------------
         Combined                                  $13,357         $12,153           $26,121        $23,974
===========================================================================================================
Net Income (loss):
         RSFC (1)                                 $(2,911)            $655          $(2,045)         $1,324
         Family                                      1,260             975             2,541          2,007
-----------------------------------------------------------------------------------------------------------
         Combined                                 $(1,651)          $1,630              $496         $3,331
===========================================================================================================

         (1) The three and six months ended June 30, 1997, includes merger costs of $2.5 million, net of taxes, related to the Family Bank acquisition. The merger costs consist of approximately $1.6 million in professional fees, $1 million in data processing conversion costs and $1.4 million in costs associated with the integration of operations and other expenses.

                  Securities held by Family with a book value of approximately $39.4 million and a market value of approximately $39.5 million at June 30, 1997, were transferred from held-to-maturity to available-for-sale to maintain RSFC's existing interest rate risk position for the combined company.

3.       Potential Merger

                  On August 8, 1997, the Company and the Bank entered into a definitive agreement whereby County National Bank of South Florida ("County"), a national chartered, commercial bank, will merge with Republic Security Bank. The definitive agreement provides for a fixed exchange ratio whereby shareholders of County will receive 4.807 shares of Republic Security Financial Corporation common stock for each share of County common stock. The Company will issue approximately 6.1 million shares of Republic Security Financial Corporation common stock for all outstanding common shares of County stock in a tax free exchange. Management anticipates the transaction will be accounted for as a pooling-of-interests. County is headquartered in North Miami Beach, Florida with 14 branch locations in Northern Dade, Broward and Palm Beach counties. County has total assets, loans, deposits and equity of approximately $238 million, $139 million, $210 million and $23 million, respectively, at June 30, 1997 the transaction is subject to regulatory approvals and approval by the Companies' shareholders.

4.       Non-Performing Assets and Allowance for Loan Losses

                  At June 30, 1997, the Bank had $6.2 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $825,000 and $155,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in the provision for loan losses from the quarter ended June 30, 1996 compared to the quarter ended June 30, 1997 is due to the realignment of Family's loan loss reserve policy to that of the Bank, an increase from December 31, 1996 of $1.6 million in non performing loans associated with one single family residential loan and a downgrade of a $330,000 commercial loan in the quarter ended June 30, 1997.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $4.8 million at June 30, 1997.

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

                  At June 30, 1997, the Bank had adjustable rate commitments to extend credit of approximately $60 million excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets, and for one-to-four family residential properties .

                  In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. In the opinion of the Company's management, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flow.

                  On August 6, 1997, a final judgement was ordered on a pending litigation matter against the Company whereby the Company will pay approximately $400,000 to the plaintiff in the matter. The Company had accrued approximately $400,000 related to this pending litigation at June 30, 1997.

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

                  In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". SFAS 128 requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. The presentation of basic EPS replaces the presentation of primary EPS currently required by Accounting Principles Board Opinion No. 15 ("APB No. 15"), "Earnings Per Share". Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS (previously referred to as fully diluted EPS) is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as prescribed by APB No. 15. This statement is effective for financial statements issued for interim and annual periods ending after December 15, 1997. The Company does not believe the adoption of SFAS 128 in fiscal 1998 will have a significant impact on the Company's reported EPS.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

       Comparison of the Three and Six Months Ended June 30, 1997 and 1996

Results of Operations

         The Company had a net loss of $(1,651,000) or $(.11) per common share for the three months ended June 30, 1997 compared to net income of $1,630,000 or $.09 per common share for the three months ended June 30, 1996. Net income for the six months ended June 30, 1997 was $496,000 or $.01 per common share compared to net income of $3,331,000 or $.18 per common share for the six months ended June 30, 1996. The decrease in net income for the three and six months ended June 30, 1997 is primarily due to the one-time merger expenses of $3,979,000 ($2,500,000, net of income taxes), associated with the Family Bank acquisition which closed on June 30, 1997. Net income for the quarter and six months ended June 30, 1997 was also impacted by an increase of $720,000 and $670,000, respectively, for the provision for loan losses and an increase of $480,000 and $510,000, respectively, in Stock Appreciation Rights ("SARs") accrual compared to the quarter and six months ended June 30, 1996. These increases in expenses were partially offset by a $367,000 or 6% increase in net interest income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. Net interest income increased $637,000 or 5% and non interest income increased $202,000 or 7% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996.

Net Interest Income

         Net interest income for the quarter ended June 30, 1997 increased $367,000 compared to the quarter ended June 30, 1996 due to an increase of $73,000,000 in interest-earning assets offset by a decrease in net interest margin of 42 basis points. Average outstanding loans increased approximately $40,000,000 and investments increased approximately $33,000,000 while average interest bearing deposits increased approximately $25,000,000 and average borrowings increased approximately $35,000,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The Bank purchased $25,000,000 of mortgage-backed securities in December 1996 which were funded by a $25,000,000 Federal Home Loan Bank advance. The decrease in net interest margin for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 is primarily a result of the $25,000,000 leverage transaction and also a result of a slight decrease in the yield on the loan portfolio.

Net interest income increased $637,000 or 5% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The increase is due to a $61,000,000 or 12% increase in interest earning assets offset by a decrease in net interest margin of 42 basis points.

Provision for Loan Losses

         The provision for loan losses increased $720,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due primarily to (i) the realignment of Family's loan loss reserve policy to that of the Bank, (ii) an increase from December 31, 1996 of $1,600,000 in non performing loans associated with one single family residential loan and (iii) a downgrade of a $330,000 commercial loan in the quarter ended June 30, 1997. For the six months ended June 30, 1997, the provision for loan losses increased $670,000 compared to the six months ended June 30, 1996.

Non-Interest Income

         Non-interest income increased $202,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily due to increases of $144,000 in service charge on deposit accounts and $163,000 in gain on sale of investments, offset by a decrease of $98,000 in gain on sale of loans. No significant change occurred in non-interest income for the three months ended June 30, 1997 compared to the three months ended June 30, 1996.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Operating Expenses

         Operating expenses increased $3,979,000 for the quarter and six months ended June 30, 1997 compared to the quarter ended June 30, 1996 due to merger expenses associated with the Family Bank acquisition which closed on June 30, 1997. Operating expenses, excluding the merger expenses, increased 781,000 or 14% for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The increase in operating expenses is due primarily to increases of $280,000 in employee compensation and benefits expenses, $193,000 in occupancy and equipment expenses and $394,000 in other operating expenses offset by a decrease of $101,000 in insurance expense. Other operating expenses increased due primarily to non recurring expenses of $100,000 associated with the start-up of the trust services division and $150,000 fixed asset write-off associated with the relocation of a branch. The increase in employee compensation and benefits expenses is due to the accrual of $480,000 for Stock Appreciation Rights (SARs) which became "in-the-money" during the quarter ended June 30, 1997 offset by non recurring payroll expenses of $80,000 in the quarter ended June 30, 1996 associated with the absorption of the Banyan Bank acquisition which closed in January 1996 and employee compensation savings as a result of the elimination of certain positions which took place in June 1996. Occupancy and equipment expenses increased for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due primarily to an increase in depreciation expense of $100,000 and a one-time payment of $50,000 for early cancellation of a lease. The increase in depreciation expense is due to an increase in equipment associated with the change in data processing bureaus which took place in August 1996. Insurance expense decreased $101,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due primarily to a decrease of approximately $ 65,000 in Federal Deposit Insurance Corporation ("FDIC") premiums and $20,000 in other insurance premiums. The FDIC premiums were reduced for all deposits effective January 1, 1997 after the one-time special Savings Insurance Association Fund assessment made in September 1996 to recapitalize the fund.

         Operating expenses, excluding merger costs, increased $626,000 or 6% for the six months ended June 30, 1997 compared to the six months ended June 30, 1996. The increase in operating expenses is due primarily to increases of $199,000 in employee compensation and benefits, $274,000 increase in occupancy and equipment expenses and $307,000 in other operating expenses offset by a decrease of $160,000 in insurance expense. Employee compensation and benefits increased approximately $510,000 related to SARs accrual offset by $180,000 of non recurring employee compensation expenses in the six months ended June 30, 1996 associated with the absorption of the Banyan Bank acquisition and employee compensation savings as a result of the elimination of certain positions which took place in June 1996. Occupancy and equipment expenses increased for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due to an increase in equipment associated with the change in data processing bureaus which took place in August 1996 and a one-time payment of $50,000 for early cancellation of a lease. Other operating expenses increased due primarily to non recurring expenses of $100,000 associated with the start-up of the trust services division and $150,000 fixed asset write-off associated with the relocation of a branch. Insurance expense decreased for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due to an approximate savings of $130,000 in FDIC premiums, a decrease of approximately $40,000 in other insurance premiums and a $50,000 FDIC premium refund received in January 1997 offset by an increase in FDIC premiums associated with an increased deposit base of approximately $40,000,000.

Provision for Income Taxes

         Income tax expenses decreased $1,793,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996 due to a decrease of $5,074,000 in income before taxes. Income taxes decreased $1,601,000 for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 due to a decrease of $4,436,000 in income before taxes. Income before income taxes decreased for the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996 due primarily to merger expenses of $3,979,000 associated with the Family Bank acquisition which closed on June 30, 1997.

Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are investments available-for-sale, deposits with the Federal Home Loan Bank of Atlanta and federal funds sold. The Bank was in compliance with liquidity requirements during the six months ended June 30, 1997.

         On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

         Cash and cash equivalents decreased by approximately $11,000,000 during the six months ended June 30, 1997. The decrease in cash is due primarily to loan originations and purchases net of principal paydowns, of approximately $50,000,000, dividend payments of approximately $3,000,000 and fixed asset purchases of approximately $2,500,000 offset by approximately $22,500,000 in loan sales and $15,5000,000 in an increase in FHLB advances and securities sold under agreements to repurchase. A $16,000,000 purchase of 1-4 family residential loans was made during the six months ended June 30, 1997 while the majority of loan originations related to commercial business and commercial real estate loans.

     The following table shows the capital amounts and ratios of the Bank at June 30, 1997

===============================================================================
(Dollars in thousands)                            Amount                  Ratio
-------------------------------------------------------------------------------
Total risk based capital                         $52,346                  12.3%
Tier 1 risk based capital                        $47,201                  11.1%
Leverage capital                                 $47,201                   7.8%
===============================================================================

         The Bank was in compliance with its' capital requirements at June 30, 1997.

Financial Condition

         As of June 30, 1997, total assets increased  approximately  $18,000,000 or 3% from December 31, 1996. Loans-net increased approximately $34,000,000 which was funded by a decrease of approximately $11,000,000 in interest bearing deposits in other institutions and federal funds sold, the sale of approximately $8,000,000 of loans held for sale, an increase in FHLB advances of $11,000,000 and an increase in securities sold under agreements to repurchase of approximately $4,000,000. The overall increase in total assets of approximately $18,000,000 is primarily a result of an increase of $11,000,000 in FHLB advances and a $4,000,000 increase in securities sold under agreements to repurchase.

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Republic Security Financial Corporation
                                        ----------------------------------------
                                                              (Registrant)






Date: August 14, 1997                    /s/ Carla H. Pollard
      ---------------                    ---------------------------------------
                                         Carla H. Pollard
                                         Vice President/Controller

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:
      Ex-3 (ii) - Amended and Restated By-Laws of Republic Security
                  Financial Corporation
      Ex-11 -   Statement regarding Computation of Earnings Per Share
(b) A report on Form 8-K was filed on July 10, 1997 for the merger with Family Bank on June 30, 1997



F:\DOCS\10Q\1997\10Q-JUN.97