Form 10-Q
period 1997-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1997-11-14
CIK 743136

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

For the period ended:       September 30, 1997
                                       or

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

                                 (561) 840-1200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 1 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               [ X ]  YES  [  ]  NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Class                                         Outstanding as of October 31, 1997
-----                                         ----------------------------------
Common Stock                                                          16,271,333
par value $.01
outstanding

[GRAPHIC OMITTED]


            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX
                                                                  Page Number
Part I:     Financial Information

 Item 1:

      Condensed Consolidated Statements of Financial
      Condition - September 30, 1997 and December 31, 1996...............1

      Condensed Consolidated Statements of Income
      for the three months ended September 30, 1997 and 1996.............2

      Condensed Consolidated Statements of Income for
      the nine months ended September 30, 1997 and 1996..................3

      Condensed Consolidated Statements of Shareholders'
      Equity for the year ended December 31, 1996 and for the
      nine months ended September 30, 1997...............................4

      Condensed Consolidated Statements of Cash Flows
      for the nine months ended September 30, 1997 and 1996..............5

      Notes to Condensed Consolidated Financial Statements...............6-8

 Item 2:

      Management's Discussion and Analysis...............................9-11

 Signatures..............................................................12

Part II:    Other Information

     Item 6:   Exhibits and Reports Filed................................13
     (a)  Exhibit 11 - Computation of Per Share Earnings
     (b) A report on Form 8-K was filed on August 8, 1997 for the Agreement and Plan of Merger with County Financial Corporation
     (c) A report on Form 8-K was filed on August 20, 1997 in connection with the merger with Family Bank

PART I.  FINANCIAL INFORMATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                    September 30,         December 31,
(amounts in thousands except share and per share data)                                       1997                 1996
----------------------------------------------------------------------------- ------------------- --------------------
Assets                                                                                (Unaudited)
Cash and amounts due from depository institutions                                         $12,649              $17,642
Interest-bearing deposits in other financial institutions                                  37,405               34,430
Federal funds sold                                                                                              13,025
----------------------------------------------------------------------------- ------------------- --------------------
      Total cash and cash equivalents                                                      50,054               65,097
Investments available-for-sale                                                             81,102               49,670
Investments held-to-maturity (Market value of $11,595 and $46,003 at
  September 30, 1997 and December 31, 1996, respectively)                                  11,570               45,818
Loans - net                                                                               445,562              400,574
Loans held for sale (market value of $7,850 at December 31, 1996)                                                7,773
Property and equipment - net                                                               15,988               14,289
Other real estate owned - net                                                               1,003                1,499
Goodwill - net                                                                              7,224                7,675
Loan servicing rights - net                                                                 1,647                2,032
Accrued interest receivable                                                                 3,743                3,572
Other assets                                                                               11,293                9,160
----------------------------------------------------------------------------- ------------------- --------------------
Total                                                                                    $629,186             $607,159
============================================================================= =================== ====================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                 $492,419             $489,056
Federal Home Loan Bank advances                                                            42,000               30,000
Securities sold under agreements to repurchase                                             10,889                8,633
Advances from borrowers for taxes and insurance                                             4,941                1,613
Bank drafts payable                                                                         5,955                3,778
Other liabilities                                                                           7,080                7,915
----------------------------------------------------------------------------- ------------------- --------------------
Total liabilities                                                                         563,284              540,995
----------------------------------------------------------------------------- ------------------- --------------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 20,000,000 shares authorized:  Series "C" -
  1,035,000 shares issued and outstanding at September 30, 1997
     and December 31, 1996                                                                 10,350               10,350
Common stock $.01 par value; 100,000,000 shares authorized;
     16,234,519 and 15,531,664  shares issued and outstanding at
     September 30, 1997 and December 31, 1996, respectively                                   162                  155
Additional paid-in capital                                                                 38,844               37,350
Retained earnings                                                                          16,274               18,306
Unrealized gain on investments available-for-sale, net of taxes                               272                    3
----------------------------------------------------------------------------- ------------------- --------------------
Total shareholders' equity                                                                 65,902               66,164
----------------------------------------------------------------------------- ------------------- --------------------
Total                                                                                    $629,186             $607,159
============================================================================= =================== ====================

Note: All data is restated for the acquisition of Family Bank which was acquired on June 30, 1997 and was accounted for as a "pooling-of-interests".
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================
                                                                                   Three Months Ended September 30,
(amounts in thousands except per share data)                                                    1997           1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                                 (Unaudited)
  Interest and fees on loans                                                                 $10,354         $9,350
  Interest and dividends on investments                                                        1,747          1,354
-------------------------------------------------------------------------------------------------------------------
                                                                                              12,101         10,704
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                         4,372          4,033
  Interest on borrowings                                                                         575            129
-------------------------------------------------------------------------------------------------------------------
                                                                                               4,947          4,162
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                          7,154          6,542
  Provision for loan losses                                                                       25            100
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                          7,129          6,442
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Service charge on deposit accounts                                                             878            934
  Gain on sale of loans                                                                          146            426
  Gain (loss) on sale of investments                                                             264            (2)
  Other income                                                                                   476            525
-------------------------------------------------------------------------------------------------------------------
                                                                                               1,764          1,883
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           3,436          2,456
  Occupancy and equipment                                                                        950            957
  Professional fees                                                                              330            211
  Advertising and promotions                                                                      88            140
  Communications                                                                                 140            177
  Data processing                                                                                232            179
  Insurance                                                                                        3          1,339
  Other                                                                                          827            640
                                                                                               6,006          6,099
-------------------------------------------------------------------------------------------------------------------
 Income  before taxes                                                                          2,887          2,226
 Provision  for income taxes                                                                   1,065            785
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $1,822         $1,441
===================================================================================================================
PER SHARE DATA:
  Primary earnings per common share                                                            $0.10          $0.08
  Fully diluted earnings per common share                                                      $0.10          $0.08
  Dividends per common share                                                                   $0.05          $0.03
  Avg. common shares and common stock equivalents outstanding                                 16,905         16,278
===================================================================================================================

Note: All data is restated for the acquisition of Family Bank which was acquired on June 30, 1997 and was accounted for as a "pooling-of-interests".
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================================
                                                                                    Nine months ended September 30,
(amounts in thousands except per share data)                                                    1997           1996
-------------------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                                             (Unaudited)
  Interest and fees on loans                                                                 $29,647        $27,605
  Interest and dividends on investments                                                        5,330          3,910
-------------------------------------------------------------------------------------------------------------------
                                                                                              34,977         31,515
-------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:
  Interest on deposits                                                                        12,599         11,851
  Interest on borrowings                                                                       1,656            311
-------------------------------------------------------------------------------------------------------------------
                                                                                              14,255         12,162
-------------------------------------------------------------------------------------------------------------------
  Net interest income                                                                         20,722         19,353
  Provision for loan losses                                                                      850            255
-------------------------------------------------------------------------------------------------------------------
  Net interest income after provision for loan losses                                         19,872         19,098
-------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                                          2,783          2,321
  Gain on sale of loans                                                                          343            729
  Gain (loss) on sale of investments                                                             412            (9)
  Mortgbage trading income                                                                       119
  Other income                                                                                 1,302          1,862
-------------------------------------------------------------------------------------------------------------------
                                                                                               4,959          4,903
-------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Employee compensation and benefits                                                           9,024          7,845
  Occupancy and equipment                                                                      2,962          2,695
  Professional fees                                                                              818            767
  Advertising and promotions                                                                     411            456
  Communications                                                                                 520            517
  Data processing                                                                                614            535
  Insurance                                                                                      163          1,659
  Other                                                                                        2,660          2,165
  Merger expenses                                                                              3,979
-------------------------------------------------------------------------------------------------------------------
                                                                                              21,151         16,639
-------------------------------------------------------------------------------------------------------------------
  Income before taxes                                                                          3,680          7,362
  Provision for income taxes                                                                   1,362          2,621
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                                  $2,318         $4,741
===================================================================================================================
PER SHARE DATA:
  Primary earnings per common share                                                            $0.11          $0.26
  Fully diluted earnings per common share                                                      $0.11          $0.26
  Dividends per common share                                                                   $0.14          $0.09
  Avg. common shares and common stock equivalents outstanding                                 16,674         15,760
===================================================================================================================

 Note: All data is restated for the acquisition of Family Bank which was acquired on June 30, 1997 and was accounted for as a "pooling-of-interest". See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED  STATEMENTS OF SHAREHOLDERS' EQUITY
(amounts in thousands except share and per share data)
====================================================================================================================================
                                                                                                                         Unrealized
                                                                                       Additional                Gain on Securities
                                                             Preferred       Common       Paid-in    Retained   Available-for-Sale,
                                                                 Stock        Stock       Capital    Earnings          Net of Taxes
-------------------------------------------------------  ------------- ------------  ------------ ----------- ---------------------
Balance, December 31, 1995 (restated)                          $14,365         $141       $32,058     $15,262                  $150
Exercise of warrants - 268,126 shares                                             3         1,039
Conversion of preferred stock series "A"
   into common stock - 982,995 shares                          (3,980)           10         3,970
Issuance of stock grants - 9,000 shares                                                        32
Issuance of stock for Dividend Reinvestment and
  Optional Stock Purchase Plan - 2,586 shares                                                  13
Exercise of stock options - 4,622 shares                                                       12
Cash redemption of preferred stock series "A"                     (35)
Issuance of common stock - 110,812                                                1           226
Cash dividends - common stock                                                                         (2,910)
Cash dividends - preferred stock series "A" and "C"                                                     (886)
Net income                                                                                              6,840
Change in unrealized gain on investments
   available-for-sale, net of taxes                                                                                           (147)
-------------------------------------------------------  ------------- ------------  ------------ ----------- ---------------------
Balance, December 31, 1996                                      10,350          155        37,350      18,306                     3
Exercise of warrants - 701,640 shares                                             7         1,467
Issuance of stock grants - 3,000 shares                                                        27
Cash dividends - common stock                                                                         (1,352)
Cash dividends paid by pooled company - common stock                                                  (2,456)
Cash dividends - preferred stock series "C"                                                             (542)
Net income                                                                                              2,318
Change in unrealized gain on investments
    available-for-sale, net of taxes                                                                                            269
-------------------------------------------------------  ------------- ------------  ------------ ----------- ---------------------
Balance, September 30, 1997                                    $10,350         $162       $38,844     $16,274                  $272
===================================================================================================================================

Note: All data is restated for the acquisition of Family Bank which was acquired on June 30, 1997 and was accounted for as a "pooling-of-interests".
See notes to condensed consolidated financial statements.

===================================================================================================================================
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(amounts in thousands)
                                                                                          Nine Months September 30,
                                                                                         (Unaudited)
                                                                                          1997                 1996
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                              $2,318               $4,741
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                  850                  255
Depreciation                                                                               940                  791
Amortization of goodwill                                                                   451                  323
Gain on sale of loans -trading, loans and servicing                                      (462)                (729)
Loans costs deferred                                                                     (243)                (147)
Purchase of loans for sale                                                            (16,155)
Loan originated for sale                                                              (13,669)              (8,480)

Sale of loans and loan participation certificates                                       38,060               29,472

Other - net                                                                              5,670                2,311
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               17,760               28,537
Investing Activities:
Cash and cash equivalents acquired in merger-net                                                             15,235
Purchases of investments available-for-sale                                           (35,477)             (23,546)

Proceeds from sale and maturities of investments available-for-sale                     43,714               13,747

Maturities and calls  of investments held-to-maturity                                    3,492                5,769

Purchases of investments held-to-maturity                                              (8,944)             (21,899)

Net increase in loans                                                                 (47,361)             (23,530)

Purchases of property and equipment                                                    (3,181)              (2,180)
Other - net                                                                                184                1,856
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                   (47,573)             (34,548)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                             7,022                8,451

Net decrease in certificates of deposit                                                (3,659)             (10,379)

Increase (decrease) in FHLB advances                                                    12,000             (13,000)
Increase (decrease) in securities sold under agreements to repurchase                    2,256              (1,231)
Cash dividend payments                                                                 (4,350)              (3,378)
Other - net                                                                              1,501                1,051
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                     14,770             (18,486)
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                   15,043               24,497
Cash and cash equivalents at beginning of period                                        65,097               69,647
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $50,054              $45,150
===================================================================================================================

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold.
Generally, federal funds are purchased and sold for one-day periods.  The Company paid $2.2 million and $2.6 million in income taxes during the nine months ended September 30, 1997 and 1996, respectively.  The Company paid $14.5 million and $12.3 million in interest on deposits and other borrowings during the nine months ended September 30, 1997 and 1996, respectively.  The Company had
$1.5 million and $1.3 million of transfers from loans to OREO during the nine months ended September 30, 1997 and 1996, respectively. Assets of $62 million were acquired and $57 million  liabilities assumed related to the merger of Banyan Bank during the nine months ended September 30, 1996.
===================================================================================================================
See notes to condensed consolidated financial statements.

================================================================================
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals except for merger expenses (see Note 2)) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months then ended. The unaudited condensed consolidated financial statements have been restated to include the accounts and results of operations of Family Bank (see Note 2).

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1996.

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



======================================================
                              Six months ended
                                  June 30     June 30,
                                   1997           1996
------------------------------------------------------
Revenue:                         (Unaudited)
                       -------------------------------
         RSFC                   $15,351        $14,429
         Family                  10,770          9,545
------------------------------------------------------
         Combined               $26,121        $23,974
======================================================
Net Income (loss):
         RSFC (1)              $(2,045)         $1,324
         Family                   2,541          2,007
------------------------------------------------------
         Combined                  $496         $3,331
======================================================

         (1) The six months ended June 30, 1997, includes merger costs of $2.5 million, net of taxes, related to the Family Bank acquisition. The merger costs consist of approximately $1.6 million in professional fees, $1 million in data processing conversion costs and $1.4 million in costs associated with the integration of operations and other expenses.

                  Securities held by Family with a book value of approximately $39.4 million and a market value of approximately $39.5 million at June 30, 1997, were transferred from held-to-maturity to available-for-sale to maintain RSFC's existing interest rate risk position for the combined company.

3.       Potential Merger

                  On August 8, 1997,  the  Company and the Bank  entered  into a definitive agreement whereby County National Bank of South Florida ("County"), a national chartered, commercial bank, will merge with Republic Security Bank. The definitive agreement provides for a fixed exchange ratio whereby shareholders of County will receive 4.807 shares of Republic Security Financial Corporation common stock for each share of County common stock. The Company will issue approximately 6.1 million shares of Republic Security Financial Corporation common stock for all outstanding common shares of County stock in a tax free exchange. Management anticipates the transaction will be accounted for as a pooling-of-interests. County is headquartered in North Miami Beach, Florida with 14 branch locations in Northern Dade, Broward and Palm Beach counties. County has total assets, loans, deposits and equity of approximately $250 million, $140 million, $220 million and $24 million, respectively, at September 30, 1997. The transaction is subject to regulatory approvals and approval by the Companies' shareholders.

4.       Non-Performing Assets and Allowance for Loan Losses

                  At  September   30,  1997,   the  Bank  had  $6.6  million  in
         non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $860,000 and $255,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in the provision for loan losses for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 is primarily due to the realignment of Family's loan loss reserve policy to that of the Bank.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $4.5 million at September 30, 1997.

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

     At September 30, 1997, the Bank had adjustable rate commitments to extend credit of approximately

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

                  On August 6, 1997, a final judgement was ordered on a pending litigation matter against the Company whereby the Company will pay approximately $400,000 to the plaintiff in the matter. The Company had accrued approximately $400,000 related to this pending litigation at September 30, 1997.

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

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     Comparison of the Three and Nine months ended September 30, 1997 and 1996

Results of Operations
         The Company had net income of $1.8 million or $.10 per common share for the three months ended September 30, 1997 compared to net income of $1.4 million or $.08 per common share for the three months ended September 30, 1996. Net income for the nine months ended September 30, 1997 was $2.3 million or $.11 per common share compared to net income of $4.7 million or $.26 per common share for the nine months ended September 30, 1996. The decrease in net income for the nine months ended September 30, 1997 is primarily due to the one-time merger expenses of approximately $4.0 million ($2.5 million net of income taxes), associated with the Family Bank acquisition which closed on June 30, 1997. Net income for the nine months ended September 30, 1997 was also impacted by an increase of $595,000, pretax, for the provision for loan losses and an increase of $1.4 million, pre-tax, in Stock Appreciation Rights ("SARs") accrual compared to the nine months ended September 30, 1996. These increases in expenses were partially offset by a $1.4 million or 7% increase in net interest income for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Net interest income increased $612,000 or 9% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996.

Net Interest Income

         The increase in net interest income for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 is due to an increase of $13 million in net interest-earning assets offset by a decrease in net interest margin of 20 basis points. Average interest-earning assets increased approximately $68 million while average interest-bearing liabilities increased approximately $55 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The Bank purchased $25 million of mortgage-backed securities in December 1996 which were funded by a $25 million Federal Home Loan Bank advance, which contributed to the increase in average interest earnings assets and interest bearing liabilities. The decrease in net interest margin for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 was also primarily a result of the $25 million leverage transaction.

Net interest income increased $1.4 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase is due to a $29.6 million increase in net interest-earning assets offset by a decrease in net interest margin of 32 basis points. Average interest-earning assets and average interest-bearing liabilities increased $67.7 million and $38.0 million, respectively, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

Provision for Loan Losses

         The provision for loan losses decreased $75,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. For the nine months ended September 30, 1997, the provision for loan losses increased $595,000 compared to the nine months ended September 30, 1996 primarily as a result of the realignment of Family's loan loss reserve policy to that of the Bank.

Non-Interest Income

         Non-interest income decreased $119,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 primarily due to an increase of $266,000 in gain on sale of investments offset by decreases of $280,000 in gain on sale of loans, $56,000 in service charge on deposit accounts and $49,000 in other income. No significant change occurred in non-interest income for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996.

                                           Management's Discussion and Analysis
                   of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Operating Expenses

         Operating expenses decreased $93,000 or 1.5% for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 primarily due to a decrease in insurance expense of $1.3 million offset by increases of $980,000 in employee compensation and benefits, $119,000 in professional fees and $187,000 in other operating expenses. The increase in employee compensation and benefits expenses is due to the accrual of $900,000 for Stock Appreciation Rights (SARs) for the quarter ended September 30, 1997. The increase in professional fees for the three months ended September 30,1997 compared to the three months ended September 30, 1996 is due to a $50,000 litigation settlement in August 1997 and an increase in legal fees associated with litigation and problem loans. Insurance expense decreased $1.2 million for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to the one time special Savings Association Insurance Fund (SAIF) assessment in September 1996. The additional decrease in insurance expense is due to a decrease in FDIC premiums and other insurance premiums and a refund of FDIC premium from 1996. The FDIC premiums were reduced for all deposits effective January 1, 1997 after the one-time special assessment made in September 1996.

         Operating expenses, excluding merger costs, increased $533,000 or 3.2% for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. The increase in operating expenses is due primarily to increases of $1.2 million in employee compensation and benefits, $267,000 increase in occupancy and equipment expenses and $495,000 in other operating expenses offset by a decrease of $1.5 million in insurance expense. Employee compensation and benefits increased approximately $1.4 million related to SARs accrual offset by $180,000 of non recurring employee compensation expenses in the nine months ended September 30, 1996 associated with the absorption of the Banyan Bank acquisition. Occupancy and equipment expenses increased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to an increase in equipment associated with the change in data processing bureaus which took place in August 1996 and a one-time payment of $50,000 for early cancellation of a lease. Other operating expenses increased due primarily to non recurring expenses of $100,000 associated with the start-up of the trust services division and $150,000 of fixed asset write-off associated with the relocation of a branch. Insurance expense decreased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to the one-time special SAIF assessment of $1.2 million in September 1996, an approximate savings of $190,000 in FDIC premiums, a decrease of approximately $60,000 in other insurance premiums and a $75,000 FDIC premium refund received in January 1997.

Provision for Income Taxes

         Income tax expenses increased $280,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996 due to an increase of $661,000 in income before taxes and a 2% increase in the effective tax rate in 1997 compared to 1996. Income taxes decreased $1.6 million for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due to a decrease of $3.7 million in income before taxes. Income before income taxes decreased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 due primarily to merger expenses of $4.0 million associated with the Family Bank acquisition which closed on June 30, 1997.

Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the bank are investments available-for-sale, deposits with the Federal Home Loan Bank of Atlanta and federal funds sold. The Bank was in compliance with liquidity requirements during the nine months ended September 30, 1997.

     On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the

Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

         Cash and cash equivalents decreased by approximately $15 million during the nine months ended September 30, 1997. The decrease in cash is due primarily to loan originations, net of principal paydowns, of approximately $47 million dividend payments of approximately $4 million and fixed asset purchases of approximately $3 million offset by cash provided by operating activities of $18 million, an increase in FHLB advances of $12 million and an increase in deposits and securities sold under agreements to repurchase. The majority of loan originations during the nine months ended September 30, 1997 related to commercial business and commercial real estate loans. Fixed asset purchases consist primarily of computer equipment required for integration of Family Bank branches, land for new branch sites and leasehold improvements and equipment associated with the start-up of trust services division.

The following table shows the capital amounts and ratios of the Bank at September 30, 1997


(Dollars in thousands)                       Amount                  Ratio
----------------------------------------------------  ---------------------
Total risk based capital                     $53,139                  11.9%


Tier 1 risk based capital                    $48,265                  10.8%
Leverage capital                             $48,265                   7.9%
====================================================  =====================

         The Bank was in compliance with its' capital requirements at September 30, 1997.

Financial Condition

         As of September 30, 1997, total assets increased approximately $22 million or 3.6% from December 31, 1996. Loans-net increased approximately $45 million which was funded by a decrease of approximately $15 million in interest bearing deposits in other institutions and federal funds sold, the sale of approximately $8 million of loans held for sale, an increase in FHLB advances of $12 million, an increase in deposits of approximately $3 million, an increase in securities sold under agreements to repurchase of approximately $2 million and an increase in Bank drafts payable and advances from borrowers for taxes and insurance of approximately $5 million.

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Republic Security Financial Corporation
                                                (Registrant)



Date: November 14, 1997            /s/ Carla H. Pollard
      ------------------           --------------------
                                   Carla H. Pollard
                                   Vice President/Controller

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:
     Ex-11 -   Statement regarding Computation of Earnings Per Share
(b) A report on Form 8-K was filed on August 8, 1997 for the Agreement and Plan of Merger with County Financial Corporation
(c) A report on Form 8-K was filed on August 20, 1997 in connection with the merger with Family Bank
                                       13