Form 10-K
period 1997-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1998-03-25
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended   December 31, 1997
         ---------------------------------------------
                                                        OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to ______________
         Commission file number   0-14671
                                  -------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               FLORIDA                                            59-2335075
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

                                  NONE

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                (Title of Class)

                     Common Stock, $.01 Par Value Per Share
                                (Title of Class)

            Preferred Stock - Series "C", $10.00 Par Value Per Share
                                (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 18, 1998 was approximately $204,760,000. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 18, 1998 was 22,781,445.

DOCUMENTS INCORPORATED BY REFERENCE:

                  Certain information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year.

                                TABLE OF CONTENTS

                                                                          Page
PART I
ITEM 1 - BUSINESS
 General....................................................................1
 Lending Activities of the Bank.............................................1
 Servicing of Mortgage Loans................................................5
 Non-Performing Assets and Allowance for Loan Losses........................6
 Investment Activities......................................................8
 Deposits...................................................................8
 Borrowings.................................................................9
 Competition...............................................................10
 Employees.................................................................11

REGULATION....................................................................12

ITEM 2 - PROPERTIES...........................................................20

ITEM 3 - LEGAL PROCEEDINGS....................................................20

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE
    OF SECURITY HOLDERS.......................................................20

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK
  AND RELATED SECURITY HOLDER MATTERS.......................................21

ITEM 6 - SELECTED FINANCIAL DATA..............................................22

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
   CONDITION AND RESULTS OF OPERATIONS
 Corporate Overview........................................................25
 Results of Operations.....................................................26
 Net Interest Income.......................................................27
 Interest Income...........................................................28
 Interest Expense..........................................................29
 Provision for Loan Losses.................................................31
 Non-Interest Income.......................................................32
 Operating Expenses........................................................34
 Income Taxes..............................................................35
 Liquidity.................................................................36
 Interest Rate Risk Management.............................................37
 Impact of Inflation.......................................................39
 Financial Condition.......................................................39
 Year 2000 Matters.........................................................40

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................42

 Notes to Consolidated Financial Statements
 Note 1 - Summary of Significant Accounting Policies.......................46
 Note 2 - Mergers and Branch Acquisition...................................50
 Note 3 - Investments......................................................53
 Note 4 - Loans Receivable - Net...........................................55
 Note 5 - Non-Performing Loans and Allowance for Loan Losses...............55
 Note 6 - Cash and Amounts Due from Depository Institutions................56
 Note 7 - Property and Equipment...........................................56
 Note 8 - Deposits.........................................................57

                                                 TABLE OF CONTENTS
                                                    (Continued)

                                      Page

       Notes to Consolidated Financial Statements (Continued)
       Note 9 - Borrowed Money.............................................58
       Note 10 - Shareholders' Equity......................................59
       Note 11 - Stock Option and Other Incentive Plans....................60
       Note 12 - Capital Compliance .......................................62
       Note 13 - Commitments and Contingencies.............................63
       Note 14 - Related Party Transactions................................65
       Note 15 - Federal Deposit Insurance Corporation Special Savings
                      Association Insurance Fund Assessment................65
       Note 16 - Income Taxes..............................................66
       Note 17 - Earnings Per Share........................................68
       Note 18 - Parent Company Financial Information......................69
       Note 19 - Fair Values of Financial Instruments......................70
       Note 20 - Subsequent Event..........................................72

   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS......................73

   ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE.................................75

PART III

   ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS
       OF THE REGISTRANT...................................................75

   ITEM 11, 12 and 13
       - EXECUTIVE COMPENSATION, BENEFITS
            AND RELATED MATTERS............................................77

PART IV

   ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
       ON FORM 8-K.........................................................77

   SIGNATURES

   FURTHER EXHIBITS
       Exhibit 21 - Subsidiaries of Registrant
       Exhibit 23 - Consent of Independent Certified Public Accountants
       Exhibit 27 - Financial Data Schedule

                                     PART 1


ITEM 1:  BUSINESS

         Republic Security Financial Corporation (the "Company"), incorporated in Florida in 1983, is a commercial bank holding company, the principal business of which is the operation of a commercial bank business through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a state chartered commercial bank. The Bank commenced operations on November 19, 1984, and is a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. In November 1995, the Company and the Bank received all necessary federal and state regulatory approvals and converted from a thrift charter to a commercial bank holding company and a State of Florida chartered commercial bank.

         The Bank is currently one of the top 10 largest independent commercial banks headquartered in Florida with operations in Florida's three largest banking markets. The Bank has 13 banking facilities in Palm Beach County, 11 in Broward County and 8 in Dade County. Palm Beach County is the third largest banking market in Florida and has the third largest population base, Broward County is the State's second largest banking market and has the second largest population base and Dade County is the largest banking market in Florida with the State's largest population base.

         On December 2, 1997, the Company acquired County National Bank of South Florida, a commercial bank headquartered in North Miami Beach, Florida, with 14 branch locations in Dade, Broward and Palm Beach counties. County National Bank was merged into the Bank on December 2, 1997. The acquisition was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. In addition, the County National Bank merger gave the Bank a strong entry into Dade County and expanded its presence in Palm Beach and Broward counties. All information contained herein has been retroactively restated to include the accounts and results of operations of County National Bank.

         On June 30, 1997, the Company acquired Family Bank, a commercial bank headquartered in Hallandale, Florida, with six branch locations in Broward
County, Florida. Family Bank was merged into the Bank on June 30, 1997. The acquisition was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. The acquisition of Family Bank allowed the Bank to have a meaningful presence in Broward County. All information contained herein has been retroactively restated to include the accounts and results of operations of Family Bank.

         In 1997, the Bank organized a trust and investment services division. The trust and investment division provides retail and institutional asset management and trust in Palm Beach, Broward and Dade counties. In addition the new division offers brokerage services through a third-party vendor.

Lending Activities

         General. Under applicable regulations, the Bank originates, purchases and sells loans or participating interests in loans. See "Regulatory Matters" - Federal Regulation for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of long-term adjustable-rate, and to a lesser extent, fixed-rate commercial and residential mortgage loans, construction loans, commercial business loans and consumer loans. Approximately 95% of the Bank's mortgage loans are secured by property located in Florida.

         The following tables set forth the composition of the Bank's loan portfolio by type of loan (excluding loans held for sale) at the periods indicated:

================================================================================= ==================================================
                                                  December 31,                                 March 31,
                                      1997            1996             1995            1995               1994
          Type of loan            Amount Percent  Amount Percent   Amount Percent   Amount Percent     Amount  Percent
-------------------------------------------------------- ------- ---------------- ------------------------------------
(in thousands)
--------------------------------------------------------------------------------- ------------------------------------
Real estate loans:
 * Commercial real estate       $273,202     42%$220,043     39% $160,834     31% $154,857     29%   $131,571      30%
 * Residential property          163,464      25 167,345      29  185,345      35  193,090      37    171,377       39
 * Residential lot                 1,947       1   2,224            2,873       1    2,989       1      1,972        1
 * Construction loans             42,392       7  46,185       8   50,915       9   58,747      11     58,358       13
-------------------------------------------------------- ------- ---------------- ------------------------------------
Total real estate loans          481,005      75 435,797      76  399,967      76  409,683      76    363,278       83
-------------------------------------------------------- ------- ---------------- ------------------------------------
Consumer Loans:
 * Home equity lines of credit    10,594       2  10,040       2    8,237       2    8,265       2      6,386        1
 * Personal and Other             15,761       2  18,059       3   15,729       3   11,019       2      6,731        2
 * Automobile                     62,702      10  37,822       7   36,963       7   36,625       7     10,950        3
 * Savings accounts                2,860           4,681       1    4,763       1    3,767              5,273        1
-------------------------------------------------------- ------- ---------------- ------------------------------------
Total consumer loans              91,917      14  70,602      13   65,692      13   59,676      11     29,340        7
-------------------------------------------------------- ------- ---------------- ------------------------------------
Commercial business loans         73,727      11  63,577      11   57,211      11   56,134      11     45,431       10
-------------------------------------------------------- ------- ---------------- ------------------------------------
TOTAL LOANS                      646,649    100% 569,976    100%  522,870    100%  525,493    100%    438,049     100%
-------------------------------------------------------- ------- ---------------- ------------------------------------
Less:
Loans in process                  21,408          19,218           17,332           26,098             23,247
Discounts, premiums and deferred
 loan fees                         1,186           1,491            1,960            2,195              2,619
Allowance for loan losses          6,663           6,400            6,785            6,757              5,075
-------------------------------------------------------- ------- ---------------- ------------------------------------
TOTAL                           $617,392        $542,867         $496,793         $490,443           $407,108
================================================================================= ==================================================

     The following table sets forth at December 31, 1997, the principal amounts of the Bank's loans with contractual maturities during the periods indicated.

====================================================================================================================================
                                                                    December 31, 1997
                                                                         Maturing
                                                                 After 1 year
                                            Within 1 year     through 5 years       After 5 years              Total
(in thousands)
--------------------------------------------------------- ----------------------------------------------------------
Real Estate:
   Residential (1)                                $67,741             $63,110             $31,427           $162,278
   Construction and lot(2)                          8,909              12,415               1,607             22,931
   Commercial                                     122,088              98,736              52,378            273,202
Commercial business                                55,174              17,358               1,195             73,727
Consumer                                           21,617              61,467               8,833             91,917
--------------------------------------------------------- ----------------------------------------------------------
Total                                            $275,529            $253,086             $95,440           $624,055
========================================================= ==========================================================
Maturing after one year with:
Variable interest rates                                              $147,172             $76,105
Fixed interest rates                                                  105,914              19,335
--------------------------------------------------------- ----------------------------------------------------------
Total(l)                                                             $253,086             $95,440
====================================================================================================================================

     (1) Excludes loans held for sale
     (2) Net of loans-in-process

         The Bank provides commercial and residential real estate loans, construction loans, commercial business loans and consumer loans. Loans secured by real estate generally include commercial and residential real estate, construction loans, loans to refinance or purchase existing properties, home equity loans and land acquisition and development loans.

         Real Estate Mortgage Loans. The Bank's real estate mortgage loans consist of commercial and residential mortgage loans, which are secured by existing properties. Loans secured by commercial properties generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings and retail space. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 80%, and a cash flow to debt service ratio of 1.25 to 1.

          The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. The majority of residential mortgages which the Bank holds in its portfolio provides for interest rate adjustments every year and such adjustments are limited to 5% to 6% over the term of the loan. Loans made for 80% to 95% of the appraised value of the financed residences are primarily originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1997, the loan portfolio includes approximately $9.5 million of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance. The Bank believes that these loans, which are made in the normal course of business from time to time, have not resulted in a significantly greater loss experience than the aggregate residential mortgage portfolio and these loans generally have higher yields.

         Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal Home Loan Mortgage Corporation (the "FHLMC"). The Bank is an approved seller/servicer for the Federal National Mortgage Association (the "FNMA") and the FHLMC.

         Construction Loans. Residential real estate construction loans comprised approximately 7% of the Bank's total loan portfolio as of December 31, 1997. The total construction loan portfolio of approximately $42.4 million as of December 31, 1997, are primarily for one- to- four family residential properties.

         The  Bank   originates  one-to-four family   residential   loans  to
individuals on a pre-sold basis and through developers on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location, and overall portfolio concentrations. Limitations are imposed by the Bank on the amount of loans for the purpose of construction of residences that have not been pre-sold.

         Construction loans generally have terms of between 6 and 12 months and interest rates which adjust monthly based upon a designated prime rate. Loan proceeds are advanced as construction progresses and inspections warrant. Construction loans are structured either to be converted to permanent loans at the end of the construction phase, or to be paid off upon receipt of financing from another lender.

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

         Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable-rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher credit risks associated with construction lending. Historically, the Bank has obtained its construction loans through its retail loan officer, branch network and also through the wholesale broker network. These loans are generally made to the homeowner and may or may not involve an end loan commitment.

         Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, which security is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project (which is often beyond the control of the borrower), and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than on the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk.

         Consumer Loans. Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, unsecured personal loans and education. As of December 31, 1997, consumer loans were approximately $91.9 million or 14% of total loans. Loans secured by automobiles are the dominant consumer loans and represented $72.5 million or 79% of total consumer loans as of December 31, 1997. Automobile loans are obtained from both the retail branch network and indirectly through referrals from automobile dealerships. Primarily all of the indirect automobile loans are obtained from dealerships within the Bank's market area and are underwritten to the same standards as those automobile loans acquired through a retail banking network. Management believes that the quality and risk are similar for retail and wholesale automobile loans.

         Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds.

         Commercial Business Loans. Commercial business loans (excluding Small Business Administration ("SBA") loans) totaled $70.6 million as of December 31, 1997. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

         SBA loans which totaled $3.1 million at December 31, 1997 are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 70% to 90% of the loan balance with the remaining portion unguaranteed. Although the Bank is permitted to sell the SBA-guaranteed portion of the loan in secondary markets, with the Bank retaining the portion that is not guaranteed, the Bank does not typically sell such portions in secondary markets. SBA loans are similar to commercial business loans in yield and credit risk.

         Other Lending Activities. The Bank may also extend loans for other purposes from time to time, including land acquisition and development and residential lot loans.

         Lending Procedures. Loan applications may be approved by the Board of Directors, the Board Loan Committee, the Management Loan Committee or the Loan Officer if the loan is within delegated authority limits. The review of each loan application includes the applicant's credit history, debt service ability, financial condition, and the value of any collateral to secure the loan (which, in the case of real estate loans, utilizes a review of an appraisal report prepared by an independent appraiser). In the case of major real estate loans, the loan underwriting process typically involves an analysis of the economic feasibility of the proposed project as well as an analysis of any and all guarantors.

         The Management Loan Committee is currently comprised of the President, Executive Vice President-Finance, the Executive Vice President-Broward County, the Executive Vice President-Dade County, the Senior Vice President-Retail Banking, the Senior Vice President-Commercial Lending, the Senior Vice President-Commercial Lending-Dade County, the Senior Vice President-Loan Administration and the Chairman of the Board-Broward County. The Management Loan Committee is authorized to approve residential and commercial mortgage loans up to $1,000,000 and commercial non-mortgage loans up to $500,000. The committee is also authorized to approve consumer loan applications up to $150,000. All other loan applications are subject to the approval of the Board of Directors or the Board Loan Committee.

         With respect to any approved real estate loan, the Bank issues a written commitment to the applicant, setting forth the terms under which the loan will be extended. A title insurance commitment for the mortgaged property is obtained from an approved title company prior to the closing. Fire, casualty, and flood insurance (where applicable) are obtained, naming the Bank as a mortgagee.

         In accordance with the Bank's policies and applicable law, the documentation of each real estate loan includes: an application signed by the applicant, disclosing the purpose for which the loan is sought and the identity of the property; one or more written appraisal reports disclosing the fair market value of the security offered by the applicant; a signed financial statement of the applicant and/or a written credit report prepared by the Bank or by others at its request; documentation showing the date, amounts, purpose, and recipient of every disbursement of loan proceeds; an opinion of the Bank's attorney; a title insurance policy or other documentary evidence customarily used in the appropriate jurisdiction, affirming the quality and validity of the Bank's lien on the relevant real estate; documentation covering all modifications of the original mortgage contract showing appropriate approval for each such modification; and documentation covering all releases of any portion of the collateral supporting the loan.

Servicing of Mortgage Loans

         The Bank services virtually all of its loan portfolio. As of December 31, 1997, the Bank was also servicing $237 million in mortgage loans and mortgage loan participations for other lenders. The Bank services both loans and loan participations it has sold to others, as well as loans pursuant to the purchase of servicing rights.

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

Non-Performing Assets and Allowance for Loan Losses

         The Bank's non-performing assets consist of real estate acquired through foreclosures (other real estate owned) and loans which are 90 days or more past due. Generally, accrued interest on loans which are more than 90 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income. Non-performing assets as of December 31, 1997 were approximately $8.1 million, representing .86% of the Company's total assets.

         The following table details the Bank's non-performing assets at December 31, 1997, 1996 and 1995, and March 31, 1995 and 1994:

====================================================================================================================================
                                                        December 31,                             March 31,
(dollars in thousands)                             1997             1996          1995            1995          1994
------------------------------------------------------------------------ ----------------------------- -------------
Loans:
Consumer                                           $326             $157          $303            $362          $236
Commercial business                               1,008              683         1,050           1,895           392
Residential mortgage                              3,892            2,169         2,846           1,463           951
Residential construction                                             572           107             115            84
Commercial mortgage                                 188            3,562         1,668             297         1,646
Repossessed automobiles                             198              196           195             118
------------------------------------------------------------------------ ----------------------------- -------------
    Total non-performing loans                    5,612            7,339         6,169           4,250         3,309
------------------------------------------------------------------------ ----------------------------- -------------
Other real estate owned:
Residential construction                                             106           268              26         2,619
Residential mortgage                              2,331            2,010         2,068           1,993         2,683
Land for residential use                                           1,329         1,051           1,329            61
Land for commercial use                             188              243           857           1,109         1,705
Commercial real estate                                             1,149           821           1,083         3,210
------------------------------------------------------------------------ ----------------------------- -------------
    Total other real estate owned                 2,519            4,837         5,065           5,540        10,278
------------------------------------------------------------------------ ----------------------------- -------------
 Total non-performing  assets                    $8,131          $12,176       $11,234          $9,790       $13,587
====================================================================================================================================


         The table above reflects reclassifications of in-substance foreclosures from other real estate owned to non- performing loans in accordance with SFAS No.114 for all periods presented. The adoption of SFAS No.114 had no material impact on the operations of the Bank or the comparability of the tables presented.

         The Bank's non-residential portfolios in excess of $100,000 are reviewed annually by a committee comprised of three members of the Bank's
management   (the   "Committee")   for  the  purpose  of  determining  a  loan's
classification as special mention, substandard, doubtful, or loss, as appropriate. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. "Substandard" assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

         General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that its continuance as assets is not warranted. The Bank will charge off 100% of the assets classified as loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Florida Banking Department, which can order the establishment of additional general or specific loss allowances.

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

         In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled approximately $6.7 million at December 31, 1997, which is allocated according to the following table:

====================================================================================================================================
                                              December 31,                                    March 31,
                                 1997                1996                   1995                1995                 1994
                          Allowance %of loans Allowance  % of loans Allowance % of loans Allowance % of loans Allowance % of loans
                             for     to total   for       to total    for       to total   for      to total    for     to total
(in thousands)            loan loss  loans   loan loss     loans   loan loss     loans   loan loss   loans   loan loss   loans
------------------------------------------------------------------------------------------------------------------------------------
Real estate construction
   and lot loans             $110       8%     $247          8%       $229         10%    $491       12%       $321         14%
Residential mortgage        1,061      25%      861         29%        921         35%     498       37%        735         39%
Commercial mortgage         1,829      42%    1,381         39%      1,446         31%     843       29%        617         30%
Commercial business         1,323      11%      491         11%        837         11%     737       11%        186         10%
Consumer                      933      14%      551         13%        574         13%     484       11%        225          7%
Unallocated (1)             1,407             2,869                  2,778               3,704                2,991
------------------------------------------------------------------------------------------------------------------------------------
TOTAL                      $6,663     100%   $6,400        100%     $6,785        100%  $6,757      100%     $5,075        100%
====================================================================================================================================

     (1) The unallocated portion of the allowance for loan losses decreased from March 31, 1995 to December 31, 1997, 1996 and 1995 due to the Bank increasing its required reserve percentage from 10% to 15% of loans classified substandard. The unallocated balance at March 31, 1995, assuming a 15% reserve for loans classified substandard, would decrease to $415,000.

         In evaluating the adequacy of the allowance for loan losses, management has taken into consideration the loan portfolio, past loan loss experience, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, and the appraised value of the collateral at the time reserves were established. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

         Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio, including non-performing loans. Risk factors applied to the performing loan portfolio are based on the Bank's past three year loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. At December 31, 1997 the following risk factors are applied to the carrying value of each classified loan: (I) substandard at 15%,
(ii) doubtful at 50%, and (iii) loss charged-off at 100%.

         The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses for the years ended December 31, 1997 and 1996, the nine months ended December 31, 1995 and the years ended March 31, 1995, and 1994:

====================================================================================================================================
                                                                        At or for the
                                                 At or for the            Nine Months         At or for the
                                                  Year Ended                    Ended           Year Ended
                                                 December 31,         December 31,              March 31,
(dollars in thousands)                             1997           1996           1995            1995           1994
--------------------------------------- ----------------------------------------------------------------------------
Beginning Balance                                $6,400         $6,785         $6,757          $5,075         $5,870
Reserves acquired in connection with merger                        374                          1,399
Charge-offs:
* Real estate mortgage                              679            441            435             526            611
* Real estate construction                           19              2             75              10             11
* Consumer                                          616            570            460             134             27
* Commercial business                               890            643            205             229          1,751
--------------------------------------- ----------------------------------------------------------------------------
SUBTOTAL - Charge-offs                            2,204          1,656          1,175             899          2,400
--------------------------------------- ----------------------------------------------------------------------------
Recoveries:
* Real estate mortgage                               27            113             39             182            331
* Real estate construction
* Consumer                                           77             83             63              56             41
* Commercial                                        646            322            667             556            519
--------------------------------------- ----------------------------------------------------------------------------
SUBTOTAL - Recoveries                               750            518            769             794            891
--------------------------------------- ----------------------------------------------------------------------------
Net charge-offs                                   1,454          1,138            406             105          1,509
Provision for loan losses                         1,717            379            434             388            714
--------------------------------------- ----------------------------------------------------------------------------
Ending Balance                                   $6,663         $6,400         $6,785          $6,757         $5,075
======================================= ============================================================================
Ratio of net charge-offs
 during the period to average
 loans outstanding during that period              0.25%          0.21%          0.08%           0.02%          0.39%
====================================================================================================================================

Investment Activities

         The Bank is required by federal regulations to maintain minimum levels of liquid assets. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." The Bank considers such factors as liquidity, yields, interest rate exposure and general economic conditions in determining the composition of its investments portfolio. As of December 31, 1997, the Company had cash and cash equivalents of $134.3 million and investments of $127.0 million representing, in the aggregate, 27% of its total assets. See Note 3 of Notes to Consolidated Financial Statements.

Deposits

         The Bank offers a variety of deposit programs, including non-interest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts, and variable- or fixed-rate certificates of deposit with maturities ranging from 30 days to five years. The principal differences among certificate accounts relate to minimum balance, term, interest rate, and method of compounding.

         As of December 31, 1997, certificate accounts in the amount of $100,000 or more amounted to approximately $68.7 million, representing 9% of total deposits.

         The following tables set forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:

====================================================================================================================================
                                 December 31, 1997             December 31, 1996              December 31, 1995
                                      Weighted  Percent             Weighted Percent             Weighted    Percent
                                       Average  of Total            Average  of Total             Average   of Total
(dollars in thousands)       Amount  Stated RateDeposits    Amount Stated RateDeposits    Amount Stated Rate Deposits
-------------------------- ----------------------------- ---------------------------- --------------------------------
Non-interest
 bearing accounts            $163,625                22%   $150,439               21%   $128,727               21%
NOW accounts                  121,977      1.92%     16%    114,938     1.94%     16%    107,625      2.24%    18%
Savings accounts               88,746      3.28%     12%     78,130     3.06%     11%     66,004      3.02%    11%
Money market accounts         103,366      3.26%     14%     88,283     2.74%     13%     61,195      2.83%    10%
Certificates of deposit       264,549      5.51%     36%    268,910     5.41%     38%    248,487      5.47%    40%
-------------------------- ----------------------------- ---------------------------- --------------------------------
Total Deposits               $742,263      3.13%    100%   $700,700     3.08%    100%   $612,038      3.22%   100%
                             ========               ====   ========              ====   ========              ====
====================================================================================================================================

Borrowings

         Several credit options are made available to banks from time to time by the FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has specified maturity and either a fixed or a variable interest rate determined by the FHLB. Rates offered for variable interest FHLB borrowings are set from time to time by the FHLB. FHLB policy prescribes the acceptable use for which the proceeds of such borrowings may be used. The Bank has a credit facility from the FHLB in the amount of $100.0 million. The Bank also has the ability to draw on existing line of credit with two commercial banks for an aggregate amount of $14.0 million. No amounts were drawn on the commercial bank lines at December 31, 1997, 1996 and 1995.

         FHLB advances are collateralized by FHLB stock, mortgage loans and mortgage backed securities pledged in accordance with agreements the Bank entered into with the FHLB. In accordance with the agreements, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $41.2 million and $35.0 million at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Bank also had pledged mortgage backed securities in the amount of $23.5 million and $25.6 million, respectively. The Bank had $85 million in outstanding advances at December 31, 1997.

         From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to an independent safekeeping agent, securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the customer, broker or dealer a variable or fixed rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the Bank. The amounts of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of December 31, 1997, the Bank had $14.4 million outstanding in repurchase agreements.

         The following table presents selected information on borrowings:

====================================================================================================================================
                                                                                    Nine Months
                                                                 Year Ended               Ended            Years Ended
                                                                 December 31,       December 31,             March 31,
(dollars in thousands)                                       1997           1996            1995         1995         1994
--------------------------------------------------- -------------  ------------- --------------- ------------ ------------
SHORT TERM BORROWINGS:
FHLB Advances/Federal funds purchased
Amounts outstanding at end of year                        $60,000         $5,000         $25,000      $15,000      $20,000
Weighted average rate at end of year                        6.50%          6.95%           5.63%        5.91%        3.86%
Maximum amount outstanding at any month end               $60,000        $12,000         $25,000      $21,735      $40,000
Approximate average amount outstanding
    during year                                            $4,808         $1,953          $7,939       $6,053      $15,000
Approximate weighted average rate for year                  6.01%          5.99%           5.78%        5.19%        3.45%
Securities Sold Under Agreement to Repurchase:
Amounts outstanding at end of year                        $14,443        $14,613          $9,233       $5,293       $3,402
Weighted average rate at end of year                        4.39%          4.00%           4.57%        4.48%        1.87%
Maximum amount outstanding at any month end               $16,596        $14,613         $10,367       $5,401       $7,733
Approximate average outstanding during year               $11,427         $8,170          $6,198       $3,589       $3,060
Approximate weighted average rate for year                  4.87%          3.84%           4.39%        3.71%        1.77%
LONG TERM BORROWINGS:
FHLB Advances:
Amounts outstanding at end of year                        $25,000        $25,000
Weighted average rate at end of year                        5.61%          5.61%
Maximum amount outstanding at any month end               $25,000        $25,000
Approximate average amount outstanding during year        $25,000           $690
Approximate weighted average rate for year                  5.61%          5.61%
====================================================================================================================================

Competition

         The Bank experiences strong competition both in attracting deposits and originating loans in its South Florida market area. Direct competition for deposits comes from other commercial banks, savings and loan associations, credit unions, money market funds and other providers of financial services. Competition is significant largely due to the desire of financial institutions to access the high proportion of retirees who live in South Florida and have above average liquid assets. The Bank competes with other commercial banks, savings and loan associations, and credit unions for loans. In addition, mortgage banking companies are competitors for residential real estate loans. Many of these competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, less regulatory burdens, less capital requirements and larger employee bases than the Bank. The primary methods used to attract deposit accounts include interest rates, variety and quality of services, convenience of branches and advertising and promotions. The Bank competes for loans through interest rates, loan fees and efficient, quality service provided to customers.

Employees

         The Company employed approximately 440 persons as of December 31, 1997. The Company places a high priority on staff development which involves training in operational procedures, customer service and regulatory compliance. Extensive incentive programs that focus on and are dependent on the achievement of certain financial and customer service goals are in place for employees.

         None of the Company's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

                                   REGULATION

         When the Bank converted its charter from a federal savings bank to that of a commercial bank organized under the laws of the State of Florida, it became a member of the Federal Reserve Bank of Atlanta ("FRB"). Contemporaneously, the Company became a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). Upon conversion of the Bank to a Florida chartered commercial bank and the Company becoming a registered bank holding company, the Bank became subject to regulation by the Florida Department of Banking and Finance (the "FDBF") and the Board of Governors of the Federal Reserve System ("FRB"), and the Company became subject to regulation by the FRB.

         The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements and restrictions, and provide for general regulatory oversight with respect to virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not shareholders. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

         The Company

     General. As a result of its ownership of the Bank, the Company is registered as a bank holding company under the BHCA and is regulated by the FRB.

         The Bank Holding Company Act of 1956. Under the BHCA, the Company will be subject to periodic examination by the FRB and will be required to file periodic reports of its operations and such additional information as the FRB may require. The Company's activities are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Exchange Act or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption.

         The BHCA requires, among other things, the prior approval of the FRB in any case where a bank holding company proposes to (i) acquire all or substantially all of the assets of a bank, (ii) acquire direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merge or consolidate with any other bank holding company. Additionally, the BHCA prohibits a bank holding company, with certain limited exceptions, from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

         The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below under "The Bank - Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

         In accordance with FRB policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the FRB may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the FRB's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition.

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

         The FRB, the FDBF and the Federal Deposit Insurance Corporation ("FDIC") collectively have extensive enforcement authority over depository institutions and their holding companies, and this authority has been enhanced substantially by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, to initiate injunctive actions, and, in extreme cases, to terminate deposit insurance. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the federal banking agencies. FIRREA significantly increased the amount of and grounds for civil money penalties and generally requires public disclosure of final enforcement actions.

         FIRREA further requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or (iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

         Economic Growth and Regulatory Paperwork Reduction Act of 1996. The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the nonbanking activities application process for well capitalized and well managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved nonbanking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any nonbanking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a nonbanking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

         The Bank

         General. The Bank is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF. The Bank is a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the FRB. The deposit accounts of the Bank are insured by the FDIC which gives the FDIC certain enforcement powers over the Bank. Various consumer laws and regulations also affect the operations of the Bank including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

         The FDBF supervises and regulates all areas of the Bank's operations including, without limitation, making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches.

         In addition, the Federal Deposit Insurance Corporation Improvement Act of 1991 prohibits insured state chartered institutions from conducting activities as principal that are not permitted for national banks. A bank may, however, engage in an otherwise prohibited activity if it meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the deposit insurance funds.

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

         Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank ("FHLB") advances, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank. The Bank is member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), an agency created by FIRREA. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. The Bank, as a member of the Atlanta-FHLB, is required to purchase and hold shares of the capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. The Bank is in compliance with this requirement.

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

         Dividends. The Bank is subject to legal limitations on the frequency and amount of dividends that can be paid to the Company. The FRB may restrict the ability of a bank to pay dividends if such payments would constitute an unsafe or unsound banking practice. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and the payment of dividends, interest and operating expenses.

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

         Insurance of Accounts and Other Assessments. The Bank's deposit accounts are insured by both the Savings Association Insurance Fund ("SAIF") and the Bank Insurance Fund ("BIF") of the FDIC to a maximum of $100,000 for each insured depositor. The federal banking agencies require an annual audit by independent accountants of the Bank and make their own periodic examinations of the Bank. They may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance fund.

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

         Under federal law, BIF and SAIF are each statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. In view of the BIF's achieving the 1.25% ratio during 1995, the FDIC reduced the assessments for most banks by adopting a new assessment rate schedule of 4 to 31 basis points for BIF deposits. The FDIC further reduced the BIF assessment schedule by an additional four basis points for the 1996 calendar year so that most BIF members paid only the statutory minimum semiannual assessment of $1,000. During this same period, the FDIC retained the existing assessment rate schedule applicable to SAIF deposits of 23 cents to 31 cents per $100 of domestic deposits, depending on the institution's risk classification.

         On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment accrued in the third quarter of 1996. As a result, beginning in 1997 and continuing through the year, both BIF and SAIF deposits were assessed at the same rate of 0 to 27 basis points depending on risk classification.

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

         Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

         Loans to executive officers, directors or to any person who directly or indirectly, or acting through or in concert with one or more persons, owns, controls or has the power to vote more than 10% of any class of voting securities of a bank ("Principal Shareholders") and their related interests (i.e., any company controlled by such executive officer, director, or Principal Shareholders), or to any political or campaign committee the funds or services of which will benefit such executive officers, directors, or Principal Shareholders or which is controlled by such executive officers, directors or Principal Shareholders, are subject to Sections 22(g) and 22(h) of the FRA and the regulations promulgated thereunder (Regulation O).

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

         Capital Regulations

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

         The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier I Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier II Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier I Capital. Total capital is the sum of Tier I and Tier II Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

         In computing total risk-weighted assets, bank and bank holding company assets are given risk-weights of 0%, 20%, 50% and 100%. In addition, certain off-balance sheet items are given similar credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. Most loans will be assigned to the 100% risk category, except for performing first mortgage loans fully secured by residential property, which carry a 50% risk rating. Most investment securities (including, primarily, general obligation claims on states or other political subdivisions of the United States) will be assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% risk-weight, and direct obligations of the U.S. Treasury or obligations backed by the full faith and credit of the U.S.
Government, which have a 0% risk-weight. In covering off-balance sheet items, direct credit substitutes, including general guarantees and standby letters of credit backing financial obligations, are given a 100% conversion factor. Transaction-related contingencies such as bid bonds, standby letters of credit backing non-financial obligations, and undrawn commitments (including commercial credit lines with an initial maturity of more than one year) have a 50% conversion factor. Short-term commercial letters of credit are converted at 20% and certain short-term unconditionally cancelable commitments have a 0% factor.

         The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guidelines and require banks and bank holding companies to maintain a minimum level of Tier I Capital to total assets less goodwill of 3% (the "leverage ratio"). The FRB emphasized that the 3% leverage ratio constitutes a minimum requirement for well-run banking organizations having diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and a composite regulatory rating of 1 under the regulatory rating system for banks. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier I leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier I leverage ratio is the ratio of a banking organization's Tier I Capital, less deductions for intangibles otherwise includable in Tier I Capital, to total tangible assets.

         Federal law and regulations establish a capital-based regulatory scheme designed to promote early intervention for troubled banks and require the FDIC to choose the least expensive resolution of bank failures. The capital-based regulatory framework contains five categories of compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level.

         Under the regulations, the applicable agency can treat an institution as if it were in the next lower category if the agency determines (after notice and an opportunity for hearing) that the institution is in an unsafe or unsound condition or is engaging in an unsafe or unsound practice. The degree of regulatory scrutiny of a financial institution will increase, and the permissible activities of the institution will decrease, as it moves downward through the capital categories. Institutions that fall into one of the three undercapitalized categories may be required to (i) submit a capital restoration plan; (ii) raise additional capital; (iii) restrict their growth, deposit interest rates, and other activities; (iv) improve their management; (v) eliminate management fees; or (vi) divest themselves of all or a part of their operations. Bank holding companies controlling financial institutions can be called upon to boost the institutions' capital and to partially guarantee the institutions' performance under their capital restoration plans.

         It should be noted that the minimum ratios referred to above are merely guidelines and the FRB possesses the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks.

         The Company and the Bank currently exceed the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Bank is unaware of any violation or alleged violation of these regulations, policies or directives.

         Interstate Banking and Branching

         The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies were permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions.

         The Interstate Banking Act also provides that as of June 1, 1997, adequately capitalized and managed banks will be able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

         Florida has responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act") which became effective on May 31, 1997. The purpose of the Florida Branching Act was to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

         Future Legislative Developments

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

         Effect of Governmental Monetary Policies

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

ITEM 2: PROPERTIES

         The Bank operates thirty-two full-service branches of which eleven of the facilities are owned and twenty-one are leased. The Bank owns an office building in West Palm Beach, Florida which houses its corporate office headquarters and a full-service branch. Two-thirds of the building serves as the Company's corporate headquarters which includes the Bank's loan servicing, finance and administration departments as well as loan production and branch depository facility. The remaining office space is fully leased to unaffiliated parties. Net book value for office buildings and land was approximately $15.0 million at December 31, 1997.

         In Palm Beach county the Bank leases nine full-service branches and owns four including the branch located at Corporate, in Broward county the Bank leases six full-service branches and owns five, and in Dade county the Bank leases six full-service branches and owns two. In addition, the Bank leases office space for its trust and investments division.

         At December 31, 1997 a branch was under construction which is scheduled to be completed in 1998. The book value of the land at December 31, 1997 was $1.1 million.

ITEM 3: LEGAL PROCEEDINGS

         In the ordinary course of business, the Company or the Bank may be involved in litigation from time to time. At present, neither the Company nor the Bank is a party to any pending material legal proceedings, nor is management aware of any such material actions threatened against the Company or the Bank.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held a Special Meeting of Stockholders on December 1, 1997 for the purpose of voting on the approval of the Agreement and Plan of Merger, dated August 8, 1997 by and among Republic Security Financial Corporation, Republic Security Bank, County Financial Corporation and County National Bank of South Florida, providing for the merger of County Financial Corporation with and into Republic Security Financial Corporation and the subsequent merger of County National Bank with and into Republic Security Bank. A detailed description of the matter was provided to shareholders in a joint proxy statement and prospectus filed with the Commission on October 23, 1997 (File No. 333-36717) and incorporated by reference herein.

At such meeting, the following votes were cast:

     For         Against       Withheld         Abstain       Broker Non-Votes
 10,169,498      28,175            0            25,775                0

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

MARKET PRICE AND DIVIDENDS

         The Common Stock of the Company, par value $.01 per share, is traded on the over-the-counter market and is listed on NASDAQ under the symbol RSFC. The table sets forth the high and low bid prices for the common stock as reported by NASDAQ.

====================================================================================================================================
                                                       BID PRICE
                                                                              Year Ended
                                                           December 31,                         December 31,
                                                               1997                                 1996
---------------------------------------------- ------------------------------------- -----------------------------------
                                                      High                Low               High              Low
Quarter ended March 31                               $ 8                $5 7/8             $6                $5 1/8
Quarter ended June 30                                $ 9 5/8            $6 7/8             $6 1/4            $5 1/2
Quarter ended September 30                           $11 1/2            $8 1/16            $5 7/8            $5 1/8
Quarter ended December 31                            $10 5/8            $8 3/8             $6 1/8            $5 1/4
====================================================================================================================================

         Currently the Company has eighteen market makers in its common stock:


Advest, Inc.                                 Allen C. Ewing & Co.
Fahnestock & Co., Inc.                       F. J. Morrissey & Co., Inc.
Gruntal & Co., Inc.                          Herzog, Heine, Geduld, Inc.
J. W. Charles Securities, Inc.               Mayer & Schweitzer, Inc.
Nash, Weiss & Company                        National Securities Co.
Raymond James & Associates                   Robert W. Baird & Co., Inc.
Ryan Beck & Co., Inc.                        Sandler O'Neill & Partners, L.P.
SBC Warburg, Inc.                            Southeast Research Partners
Sterne, Agee & Leach, Inc.                   William R. Hough & Co.

         As of February 17, 1998, there were approximately 1,300 shareholders of record of the Company's common stock.

         The  Board  of  Directors  has  declared  cash   dividends  for  common
shareholders every quarter since April 1993. The Board of Directors declared dividends in the amount of $.025 per share during the first quarter ended March 31, 1996 and $.03 per share during the second, third and fourth quarters ended December 31, 1996. Dividends of $.04 per share were declared in the first quarter ended March 31, 1997 and $.05 per share for the quarters ended June 30, 1997, September 30, 1997 and December 31, 1997.

         On August 12, 1991, January 27, 1992, April 1, 1993, and January 21, 1994, the Company issued a common stock dividend of 10%, 5%, 10% and 5%, respectively.

         Future payment of dividends will be subject to determination and declaration by the Board of Directors. See Note 10 to the audited consolidated financial statements for discussion of restrictions on dividend payments.

ITEM 6.           SELECTED FINANCIAL DATA

====================================================================================================================================
SELECTED CONSOLIDATED FINANCIAL DATA
                                                                                 Nine Months
                                                           Years Ended               Ended              Years Ended
                                                          December 31,           December 31,            March 31,
(Amounts in thousands, except per share amounts)         1997(a)       1996(b)             1995         1995          1994
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Summary of Operating Results:
Interest income                                          $65,667       $60,209          $41,890      $45,074       $38,387
Interest expense                                          24,820        21,674           15,924       15,879        12,900
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Net interest income                                       40,847        38,535           25,966       29,195        25,487
Provision for loan losses                                  1,717           379              434          319           867
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Net interest income after provision for loan losses       39,130        38,156           25,532       28,876        24,620
Non-interest income                                       10,016         9,956            6,902        7,946        10,406
Operating expenses                                        46,153        36,474           22,813       27,657        25,708
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Income before income taxes and accounting change           2,993        11,638            9,621        9,165         9,318
Provision for income taxes                                 1,187         3,874            3,389        3,305         3,282
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Income before accounting change                            1,806         7,764            6,232        5,860         6,036
Change in method of accounting for income taxes                                                                        500
------------------------------------------------- -------------- ------------- ----------------  ----------- -------------
Net income                                                $1,806        $7,764           $6,232       $5,860        $6,536
================================================= ============== ============= ================  =========== =============
Per Share Data:
Basic earnings per common share:
Income before change in accounting for income taxes        $0.05         $0.33            $0.32        $0.32         $0.37
Net income                                                 $0.05         $0.33            $0.32        $0.32         $0.40
Diluted earnings per common share:
Income before change in accounting for income taxes        $0.05         $0.31            $0.30        $0.31         $0.36
Net income                                                 $0.05         $0.31            $0.30        $0.31         $0.39
Weighted average common shares and
  common stock equivalents outstanding:
   Basic                                                  22,070        21,112           18,481       17,275        15,831
   Diluted                                                22,884        22,538           20,790       19,005        16,810
Book value per common share (c)                            $3.62         $3.48            $3.28        $2.93         $2.93
Dividends per common share                                 $0.19         $0.12            $0.07        $0.04         $0.03
====================================================================================================================================

a) Includes pretax merger related expenses of $11.0 million of which $10.4 million is included in operating expenses and $0.6 million is included in provision for loan losses.

b) Includes pretax litigation settlement of $3.0 million which is included in operating expenses..

c) Book value per share is calculated by dividing common shareholders' equity plus the proceeds of the assumed conversion of "in the money" options, warrants and convertible preferred stock by the number of common stock outstanding and conversion of all "in the money" options, warrants and convertible preferred stock.

====================================================================================================================================
SELECTED CONSOLIDATED FINANCIAL DATA (Continued)
                                                                            Nine Months
                                                    Years Ended                Ended                 Years Ended
                                                   December 31,            December 31,              March 31,
(Amounts in thousands, except per share data)        1997            1996            1995            1995             1994
---------------------------------------- ---------------- --------------- --------------- --------------- ----------------
Balance Sheet Data:
At period end:
Total assets                                     $949,280        $853,105        $743,184        $701,931         $636,347
Investments                                       127,039         151,948         108,504         112,937          137,835
Loans (d)                                         637,620         557,040         503,578         497,200          412,183
Allowance for loan losses                           6,663           6,400           6,785           6,757            5,075
Total deposits                                    742,263         700,700         612,038         607,250          544,882
Borrowed money                                    100,573          45,843          35,007          21,347           24,611
Shareholders' equity                               86,156          87,303          82,463          55,766           50,586
Shares outstanding                                 22,685          21,609          20,232          17,285           16,423
---------------------------------------- ---------------- --------------- --------------- --------------- ----------------
Average Balances:
Assets                                           $853,700        $775,600        $694,485        $648,258         $611,098
Stockholders' equity                               89,300          86,000          63,663          52,104           44,459
Interest-earning assets                           770,400         705,700         638,249         584,898          548,456
Interest-bearing liabilities                      591,000         534,000         502,554         459,484          429,925
---------------------------------------- ---------------- --------------- --------------- --------------- ----------------
Other Data:
Return on average assets (e)                        1.04%           1.35%           0.90%           0.90%            1.08%
Return on average shareholders' equity (e)          9.97%          12.17%           9.79%          11.20%           14.80%
Average shareholders'
equity to average total assets                     10.46%          11.09%           9.17%           8.04%            7.28%
Shareholders' equity to total assets                9.08%          10.23%          11.10%           7.93%            7.95%
Net interest spread                                 4.32%           4.47%           3.39%           4.25%            4.00%
Net interest margin                                 5.30%           5.46%           4.07%           4.99%            4.65%
Non-performing loans (f)                           $5,414          $7,143          $5,974          $4,132           $3,309
Non-performing assets (f)                          $8,131         $12,176         $11,234          $9,790          $13,587
Non-performing loans to total loans                 0.85%           1.28%           1.19%           0.83%            0.80%
Non-performing assets to total assets               0.86%           1.43%           1.51%           1.39%            2.14%
Allowance for loan losses to total loans            1.04%           1.15%           1.35%           1.36%            1.23%
Net charge-offs to average loans                    0.25%           0.21%           0.08%           0.02%            0.39%
Efficiency ratio (g)                                  72%             69%             69%             74%              72%
Dividend payout ratio (h)                             51%             36%             28%             13%               8%
Number of full-service offices                         32              30              27              25               21
Loan servicing portfolio (in millions)               $237            $277            $307            $323             $189
====================================================================================================================================

(d)      Net of deferred loan fees, purchased loan discounts and premiums and undisbursed loans-in-process.  Includes loans held for sale.
(e)      Excludes merger related expenses of $8.2 million, net of taxes, and the effect of the  reduction  of the  allowance  for deferred tax assets of
         $1.1  million  for  the  year  ended  December  31,  1997.  Excludes  a litigation  settlement  and FDIC  assessment  of $2.7  million,  net of taxes, for the year ended December 31, 1996.
(f)      Non-performing loans are loans contractually past due 90 days or more placed on non-accrual.  Non-performing assets include non-performing loans, other real estate owned and repossessed assets.
(g)      The efficiency ratio is calculated by dividing non-interest expense by net  interest  income  plus  non-interest  income  excluding  realized securities gains/losses and non recurring expenses.
(h)      Dividend payout ratio is calculated by dividing dividends declared per share  by basic earnings per share.  Amount for the year ended
         December 31, 1997 is adjusted to exclude merger related expenses
         (see note (e)).
---------------------------------------- ---------------- --------------- --------------- --------------- ----------------

                                       23

====================================================================================================================================
QUARTERLY FINANCIAL DATA
                                                                           For the Year Ended December 31, 1997
                                                                     First        Second             Third        Fourth
(Amounts in thousands except per share data)                       Quarter   Quarter (a)           Quarter   Quarter (a)
----------------------------------------------------------- -------------- -------------  ---------------- -------------
Interest income                                                    $15,675       $16,231           $16,766       $16,995
Interest expense                                                     5,858         6,149             6,398         6,415
----------------------------------------------------------- -------------- -------------  ---------------- -------------
Net interest income                                                  9,817        10,082            10,368        10,580
Provision for loan losses                                               31           806                31           849
----------------------------------------------------------- -------------- -------------  ---------------- -------------
Net interest income after provision for loan losses                  9,786         9,276            10,337         9,731
Non-interest income                                                  2,468         2,478             2,817         2,253
Operating expense                                                    8,055        13,262             9,173        15,663
----------------------------------------------------------- -------------- -------------  ---------------- -------------
Income (loss) before income taxes                                    4,199       (1,508)             3,981       (3,679)
Provision (benefit) for income taxes                                 1,115         (818)             1,065         (175)
----------------------------------------------------------- -------------- -------------  ---------------- -------------
Net income (loss)                                                   $3,084        ($690)            $2,916      ($3,504)
----------------------------------------------------------- -------------- -------------  ---------------- -------------
PER SHARE DATA:
Basic earnings (loss) per common share                               $0.13       ($0.04)             $0.12       ($0.16)
Diluted earnings (loss) per common share                             $0.13       ($0.04)             $0.12       ($0.16)
Dividends per common share                                           $0.04         $0.05             $0.05         $0.05
Weighted average common shares and
    common stock equivalents outstanding                            22,766        22,849            23,164        23,242
====================================================================================================================================

====================================================================================================================================
                                                                             For the year ended December 31, 1996
                                                                     First         Second          Third          Fourth
                                                                   Quarter        Quarter        Quarter     Quarter (b)
----------------------------------------------------------- --------------  ------------- --------------  --------------
Interest income                                                    $14,647        $14,973        $15,299         $15,290
Interest expense                                                     5,353          5,289          5,448           5,584
----------------------------------------------------------- --------------  ------------- --------------  --------------
Net interest income                                                  9,294          9,684          9,851           9,706
Provision for loan losses                                               81             86            106             106
----------------------------------------------------------- --------------  ------------- --------------  --------------
Net interest income after provision for loan losses                  9,213          9,598          9,745           9,600
Non-interest income                                                  2,145          2,418          2,610           2,783
Operating expense                                                    7,965          8,517          9,104          10,888
----------------------------------------------------------- --------------  ------------- --------------  --------------
Income before income taxes                                           3,393          3,499          3,251           1,495
Provision for income taxes                                             915            975            785           1,199
----------------------------------------------------------- --------------  ------------- --------------  --------------
Net income                                                          $2,478         $2,524         $2,466            $296
PER SHARE DATA:
Basic earnings (loss) per common share                               $0.11          $0.11          $0.11           $0.01
Diluted earnings (loss) per common share                             $0.10          $0.10          $0.10           $0.01
Dividends per common share                                           $0.03          $0.03          $0.03           $0.03
Weighted average common shares and
common stock equivalents outstanding                                21,594         21,662         22,410          22,613
====================================================================================================================================

a) Includes merger related expenses of $5.4 million and $2.8 million, net of taxes, for the three months ended December 31, 1997 and June 30, 1997, respectively.

b) Includes pre-tax litigation settlement of $3.0 million.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Annual report on Form 10-K which express the "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements include, among others, statements concerning the Bank's future business strategy, anticipated growth, the effect of interest rate changes on the Company's net interest income, the effect of the trust and investment initiative on the Company's financial condition, operations and cash flow, the impact of the Year 2000 on the Company's financial condition, operations and cash flows and other statements of belief, anticipation expectation, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Annual Report are subject to risks and uncertainties that could cause the assumptions underlying such forward-looking statements and the actual results to differ materially from those expressed in or implied by the statements.

         The most significant factors that could cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following:

|X| adverse general economic conditions and/or adverse economic conditions in
    Palm Beach, Broward and/or Dade counties;
|X| intense competition for depositors and borrowers from financial institutions with much greater resource than the Bank;
|X| rapid changes in interest rate and
|X| adverse changes in law and regulations.

         These and other risks and uncertainties affecting the Company, all of which are difficult to predict and many of which are beyond the control of the Company, are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

Corporate Overview

         Republic Security Financial Corporation is a commercial bank holding company headquartered in West Palm Beach, Florida. The Company's principal business is the operation of Republic Security Bank, a state chartered commercial bank with thirty-two full service branches. With thirteen full-service branches located in Palm Beach County, Florida, eleven full-service branches located in Broward County, Florida, and eight full-service branches in Dade County, Florida, Republic Security Bank primarily serves the Southeast Florida market.

         Republic Security Bank is a community bank which offers a full range of commercial and personal banking services and products. The Bank has targeted business lending relationships while maintaining its presence in residential mortgage, construction and consumer lending. In conjunction with targeted business relationships, the Bank has concentrated on business and personal transaction accounts by committing resources to new forms of electronic banking methods, diversified products and quality customer service. The Bank's progressive approach to product development and service delivery has positioned the Bank to be competitive with larger financial institutions in the areas of electronic banking and high quality financial products and services for business and consumer customers.

         In late 1997, the Bank organized a trust and investment services division. The new division offers asset management, trust and brokerage services to individuals and businesses in Palm Beach, Broward and Dade counties. Management does not anticipate the new trust and investment initiative will have a significant effect on the Company's operations or cash flows for several years but several opportunities in 1997 led to the organization of the new division.

Business Combinations Over the past several years, the Bank has completed several bank acquisitions.

         On November 30, 1994, the Bank purchased Governors Bank, a commercial bank headquartered in West Palm Beach. Total assets acquired in connection with the merger was approximately $64.3 million.

         On December 15, 1995, the Bank purchased the West Palm Beach office of Century Bank, a thrift chartered bank. In connection with the acquisition, the Bank assumed approximately $30.3 million of deposit liabilities and acquired $29.2 million of assets. The acquisition provided a larger customer base when combined with the existing Bank branch in the same vicinity and other key economic benefits to the Bank.

         On January 19, 1996, the Bank acquired Banyan Bank, a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. In addition to acquiring commercial bank loans and deposit portfolios, the acquisition increased the Bank's presence in South Palm Beach County. Total assets acquired in connection with the merger was approximately $61.7 million.

         On June 30, 1997, the Bank acquired Family Bank, a commercial bank headquartered in Hallandale, Florida, with seven branch locations in Broward County, Florida. Family Bank was merged into the Bank on June 30, 1997. The acquisition was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Family Bank.

         On December 2, 1997, the Bank acquired County National Bank of South Florida, a commercial bank headquartered in North Miami Beach, Florida, with 14 branch locations in Dade, Broward and Palm Beach counties. County National Bank was merged into the Bank on December 2, 1997. The acquisition was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. All information contained herein has been retroactively restated to include the accounts and results of operations of County National Bank.

         Looking forward, the Bank's business strategy is to continue its (i) focus in commercial relationship lending and consumer lending while maintaining a presence in the residential mortgage market, (ii) emphasis on residential construction lending, (iii) emphasis on business and personal transaction accounts, (iv) focus on non-interest income, (v) development and implementation of new products and services, and (vi) growth through a combination of bank and branch acquisitions, as well as de novo expansion of the branch network and to achieve a higher profile through additional strategically located banking offices and increased marketing efforts.


         Comparison of the Years Ended December 31, 1997, 1996 and 1995
              and the Nine Months Ended December 31, 1995 and 1994

Results of Operations

         The following is a discussion and analysis of the Company's consolidated results of operations. All information has been retroactively restated to include the accounts and results of operations of County Financial Corporation and Family Bank. In addition, the Company's operating results include the results of Banyan Bank since January 19, 1996 and Governors Bank since November 30, 1994. The discussion and analysis should be read in conjunction with the Company's consolidated financial statements and corresponding notes included elsewhere in this report.

         The Company's net income was $1.8 million for the year ended December 31, 1997 compared to $7.8 million for the year ended December 31, 1996. Basic and diluted earnings per share was $0.05 for the year ended December 31, 1997. Net income for the year ended December 31, 1997 includes merger related expenses of $7.1 million, net of taxes. Merger related expenses associated with the acquisitions of County Financial Corporation and Family Bank consisted of approximately $6.3 million, net of taxes, related to employee severance, professional fees and fixed asset write-offs, approximately $400,000, net of taxes, for additional merger related loan loss provision and $400,000, net of taxes, for additional OREO write-downs. Net income, excluding merger related expenses, was $8.9 million or $0.37 and $0.36, respectively, basic and diluted earnings per common share. Net income for the year ended December 31, 1996 was $7.8 million or $0.33 and $0.31, respectively, basic and diluted earnings per share which includes a $2.0 million, net of taxes, non recurring litigation settlement and a $773,000, net of taxes, one-time Federal Deposit Insurance Corporation ("FDIC) Savings Association Insurance Fund ("SAIF") assessment to recapitalize the national SAIF (see Note 15). Net income excluding the non recurring items was approximately $10.5 million or $0.46 and $0.47, respectively, basic and diluted earnings per common share for the year ended December 31, 1996. Net income, excluding merger related expenses, for the year ended December 31, 1997 decreased approximately $1.6 million compared to the year ended December 31, 1996, excluding litigation and FDIC expenses, primarily due to a 6% increase in net interest income offset by increases in the provision for loan losses, employee compensation and benefits and occupancy and equipment expenses.

         Net income, excluding litigation expense of $2.0 million, net of taxes, and FDIC SAIF assessment of $773,000, net of taxes, for the year ended December 31, 1996 increased 35% to $10.5 million from $7.8 million for the year ended December 31, 1995. The increase in net income is due primarily to a $4.4 million increase in net interest income, a $1.0 million increase in non-interest income partially offset by an increase of $1.7 million in operating expenses. Basic and diluted net income per common share was $0.46 and $0.43, respectively, excluding the litigation and one-time FDIC SAIF assessment, for the year ended December 31, 1996 compared to basic and diluted net income per share of $0.40 for the year ended December 31, 1995. Earnings per share for the year ended December 31, 1996 were impacted by a 2.6 million increase in the average shares outstanding during 1996 primarily as a result of the November 1995 secondary equity offering and the conversion of the Company's Series "A" preferred stock to common stock (see Note 10 to the Consolidated Financial Statements). Reported net income for the year ended December 31, 1996 was $7.8 million or basic and diluted earnings per share of $0.33 and $0.31, respectively.

         The Company's net income for the nine months ended December 31, 1995 was $6.2 million compared with net income of $4.5 million for the nine months ended December 31, 1994. Basic earnings per common share was $0.32 and diluted earnings per common share was $0.30 for the nine months ended December 31, 1995 compared to $0.25 basic earnings per common share and $0.24 diluted earnings per common share for the nine months ended December 31, 1994. The increase in net income for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 is primarily a result of an increase in net interest income of approximately $4.6 million and an increase of $1.2 million in non interest income offset by an increase in operating expenses of approximately $3.1 million and an increase in income taxes of $856,000.

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

Net Interest Income

         Net interest income increased $2.3 million to $40.8 million for the year ended December 31, 1997 from $38.5 million for the year ended December 31, 1996. Interest income increased approximately $5.4 million offset by a rise of $3.1 million in interest expense. The increase in interest income is primarily due to an increase in the average balance of loans for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase in the average balance of borrowed money is the primary contributor to the increase in interest expense for the year ended December 31, 1997. The Company's net interest margin for the year ended December 31, 1997 was 5.34% which, while competitive with the Bank's peer group, is a decrease from 5.50% for the year ended December 31, 1996. The decrease is due to an increase in the cost of borrowed money as the Bank's total cost of deposits was 3.20% for the years ended December 31, 1997 and 1996. Borrowed money increased primarily as a result of funding a $25.0 million investment purchase in December 1996. While strategies such as the $25 million transaction negatively impact net interest margin because the spread on such a transaction is less than the Bank's overall spread, the effect on net interest income is positive and the transaction provides a means of capital leverage to the Company.

         Net interest income increased approximately 13% to $38.8 million for the year ended December 31, 1996 compared to $34.4 million for the year ended December 31, 1995. The increase in net interest income is primarily due to an increase of $65.6 million in average interest-earning assets while average interest-bearing liabilities increased $28.8 million. The increase in average interest-earning assets was partially funded by increases in average equity of $24.1 million and average non-interest bearing deposits of $19.0 million which contributed to the increase in net interest income for the year ended December 31, 1996 compared to the year ended December 31, 1995. The increase of $24.1 million in average equity for the year ended December 31, 1996 compared to the year ended December 31, 1995 is primarily due to the issuance of additional common and preferred stock in November 1995 (see Note 10 to Consolidated Financial Statements).

         Net interest income for the nine months ended December 31, 1995 increased approximately $4.6 million or 21% from the nine months ended December 31, 1994 due primarily to an increase of $9.5 million in interest income on loans and investments, partially offset by an increase of $4.8 million in interest expense on deposits. The average interest-earning assets and average interest-bearing liabilities increased during the nine months ended December 31, 1995 compared with the nine months ended December 31, 1994 primarily due to the acquisition of Governors Bank and internal growth as a result of successfully attracting new customers.

Interest Income

         Interest income increased approximately $5.5 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to an increase  in  interest  and  fees on loans of $3.4  million  and a $2.0  million increase  in  interest  on  investments  offset by a  decrease  in  interest  on interest-bearing deposits and Federal Funds sold. Interest and fees on loans increased due to an increase of $37.8 million in the average balance of loans outstanding for the year ended December 31, 1997 compared to the year ended December 31, 1996. Increases in commercial real estate, commercial business and consumer loans are the primary contributors to the increase in loans outstanding. The increase in the commercial areas is a result of the Company's increased resources and new direct calling programs in the business banking and retail banking groups. Average investments increased $31.1 million primarily due to a $25.0 million investment purchase in December 1996 which was funded with a $25.0 million FHLB advance. The yield on interest-earning assets for the year ended December 31, 1997 of 8.56% was not significantly different from 8.58% for the year ended December 31, 1996.

         The increase of $5.2 million in interest income for the year ended December 31, 1996 compared to the year ended December 31, 1995 is due to an increase of $3.6 million in interest and fees on loans, a $728,000 increase in interest on interest-bearing deposits in other financial institutions and Fed Funds sold and a $832,000 increase in interest and dividends on investments. The increase in interest and fees on loans is primarily due to an increase of $43.5 million in the average balance of loans outstanding during the year ended December 31, 1996 compared to the year ended December 31, 1995. Loans increased approximately $35.7 million as a result of the Banyan Bank acquisition. The remaining increase is due to the Bank's success in attracting customers through advertising and referrals and continued improvement in business conditions during 1996.

         Interest income increased approximately $9.5 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The increase in interest income is due to an increase in the average loan and investment balances outstanding for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 as a result of the Governors acquisition as well as internal growth. In addition, the average rate earned on loans increased approximately 133 basis points due to an increase in the prime rate from 6% at the beginning of 1994 to 8.5% at December 31, 1995.

Interest Expense

         Interest expense increased approximately $3.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to an increase of $57.4 million in interest-bearing liabilities. Interest expense on borrowed money increased $1.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to an increase of approximately $30.7 million in the average balance of borrowed money outstanding. The funding of a $25.0 million investment purchase in December 1996 is the primary contributor to the increase in borrowed money for the year ended December 31, 1997. The remaining increase in interest expense of approximately $1.4 million is due primarily to an increase in the average interest-bearing deposits outstanding of $26.7 million or 5% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Likewise, average non-interest bearing deposits increased approximately $18.2 million or 13% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The rate on interest-bearing liabilities increased from 4.06% for the year ended December 31, 1996 to 4.20% for the year ended December 31, 1997 primarily due to an increase in the rate paid on borrowed money, savings accounts and certificates of deposits.

         The increase in interest expense of $776,000 is due to an increase in the average balance of interest-bearing liabilities during the year ended December 31, 1996 compared to the year ended December 31, 1995 offset by a decrease in the rate paid on interest-bearing liabilities of 7 basis points. The increase in interest-bearing liabilities is due primarily to increases in certificates of deposits, savings accounts and Money Market accounts of $33.5 million offset by a decrease in borrowed money of $13.0 million. The increase in savings accounts is primarily a result of the introduction of a high-yield savings product in 1996 in Broward County. The increase in the average balance of certificates of deposit is due to the Banyan Bank acquisition in January 1996. Borrowed money decreased in 1996 as a result of the issuance of additional common and preferred stock in November 1995 (see Note 10 to Consolidated Financial Statements). The rate paid on interest-bearing liabilities decreased 7 basis points for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to reducing the rates paid on NOW accounts and a decrease in the rate paid on borrowed money offset by increases in rates paid on Money Market and savings accounts. In addition, the average balance of non-interest bearing deposits increased $19.0 million or 16% for the year ended December 31, 1996 compared to the year ended December 31, 1995.

         Increases in the volume of certificates of deposit and the average rate paid on certificates of deposit were the primary contributors to the $4.9 million increase in interest expense for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The Governors acquisition resulted in an increase in average certificates of deposit of approximately $28.0 million. The remaining increase in average certificates of deposit was due to internal growth as a result of special pricing and effective advertising. The increase in the rate paid on deposits was primarily a result of an increase in market interest rate in 1995 compared to 1994.

====================================================================================================================================
NET INTEREST INCOME, AVERAGE BALANCE AND RATES:
                                                                 Year Ended December 31,
                                               1997                            1996                            1995
                                    Average              Yield/     Average               Yield/    Average               Yield/
(dollars in thousands)              Balance   Interest    Rate      Balance   Interest     Rate      Balance  Interest     Rate
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Assets
Interest-earning assets:
Loans                               $580,465    $53,995     9.30%   $542,654    $50,643      9.33%   $499,112   $47,015      9.42%
Interest-bearing deposits
   and Fed Funds sold                 37,136      2,286      6.16     40,466      2,111       5.22     29,143     1,383       4.75
Taxable investments                  133,541      8,525      6.38    105,988      6,747       6.37     99,176     6,149       6.20
Non-taxable investments **            19,201      1,145      5.96     15,630        943       6.03     11,744       709       6.04
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Total interest-earning assets        770,343     65,951      8.56    704,738     60,444       8.58    639,175    55,256       8.64
Other assets                         103,047                          70,989                           57,196
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Total                               $873,390                        $775,727                         $696,371
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Liabilities and
   Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts                        $106,548      2,069      1.94   $109,149      2,088       1.91   $108,646     2,403       2.21
Money Market accounts                 89,504      2,747      3.07     76,894      2,438       3.17     69,177     1,995       2.88
Savings deposits                      85,141      2,841      3.34     76,010      2,403       3.16     56,665     1,635       2.89
Certificate of deposits              268,164     14,820      5.53    260,616     14,149       5.43    246,418    13,443       5.46
Borrowed money                        42,285      2,343      5.54     11,604        596       5.14     24,564     1,422       5.79
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Total interest-bearing
 liabilities                         591,642     24,820      4.20    534,273     21,674       4.06    505,470    20,898       4.13
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Non-interest-bearing deposits        154,078                         135,882                          116,901
Other liabilities                     38,370                          19,602                           12,100
Shareholders' equity                  89,300                          85,970                           61,900
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Total liabilities and
   shareholders' equity             $873,390                        $775,727                         $696,371
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Net interest income/
  Net interest rate spread           $41,131                 4.36%    $38,770                4.52%  $34,358                  4.51%
---------------------------        --------- ---------- ---------  ---------  --------- ---------- ---------- ---------  ---------
Net average interest-earning
    assets/Net interest margin      $178,701                5.34%   $170,465                 5.50%   $133,705                5.38%
Ratio of average interest-earning
    assets to average interest-
   bearing liabilities                 1.30x                           1.32x                            1.26x
====================================================================================================================================
====================================================================================================================================
NET INTEREST INCOME, AVERAGE BALANCE AND RATES (Continued):
                                   Nine Months Ended,
                                               1995
                                    Average               Yield/
(dollars in thousands)              Balance   Interest     Rate
---------------------------        --------- ---------- ----------
Assets
Interest-earning assets:
Loans                               $497,728    $35,713      9.57%
Interest-bearing deposits
   and Fed Funds sold                 29,322      1,103       5.02
Taxable investments                   99,587      4,674       6.26
Non-taxable investments **            11,744        556       6.31
---------------------------        --------- ---------- ----------
Total interest-earning assets        638,381     42,046       8.78
Other assets                          56,270
---------------------------        --------- ---------- ----------
Total                               $694,651
---------------------------        --------- ---------- ----------
Liabilities and
   Shareholders' Equity:
Interest-bearing liabilities:
NOW accounts                        $109,955      1,794       2.18
Money Market accounts                 67,921      1,483       2.91
Savings deposits                      56,256      1,215       2.88
Certificate of deposits              244,765     10,381       5.65
Borrowed money                        23,642      1,051       5.93
---------------------------        --------- ---------- ----------
Total interest-bearing
 liabilities                         502,539     15,924       4.22
---------------------------        --------- ---------- ----------
Non-interest-bearing deposits        116,545
Other liabilities                     11,947
Shareholders' equity                  63,620
---------------------------        --------- ---------- ----------
Total liabilities and
   shareholders' equity             $694,651
---------------------------        --------- ---------- ----------
Net interest income/
  Net interest rate spread                      $26,122      4.56%
---------------------------        --------- ---------- ----------
Net average interest-earning
    assets/Net interest margin      $135,842                 5.46%
Ratio of average interest-earning
    assets to average interest-
   bearing liabilities                 1.27x
====================================================================================================================================

** Tax equivalent basis based on 34% effective tax rate.

                                       30

         Net interest income before provision for losses can be analyzed in terms of the impact of changing rates and changing volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information regarding changes in net interest income due to changes in the average balance of interest-earning assets and interest-bearing liabilities and due to changes in average rates for the periods indicated. For purposes of this table, rate/volume changes have been allocated solely to rate changes and non-accrual loans are included in average balances.

====================================================================================================================================
                                            Year Ended                                           Year Ended
                                   December 31, 1997 versus 1996                        December 31, 1996 versus 1995
                         -------------------------------------------------      ---------------------------------------------
                               Increase (decrease) due to change in:                Increase (decrease) due to change in:
                         -------------------------------------------------      ---------------------------------------------
(dollars in thousands)    Average Rate   Average Volume      Net Change          Average Rate  Average Volume    Net Change
------------------------ -------------- ----------------- ----------------      -------------- --------------- --------------
Interest income:
Loans - net                      ($176)            $3,528           $3,352              ($474)          $4,102         $3,628
Interest-bearing deposits and
   Federal Funds sold               349             (174)              175                 190             538            728
Taxable investments                  23             1,755            1,778                 176             422            598
Non-taxable investments            (13)               215              202                 (1)             235            234
------------------------ -------------- ----------------- ---------------- ---  -------------- --------------- --------------
                                    183             5,324            5,507               (109)           5,297          5,188
------------------------ -------------- ----------------- ---------------- ---  -------------- --------------- --------------
Interest expense:
NOW accounts                         31              (50)             (19)               (304)            (11)          (315)
Money Market accounts              (91)               400              309                 221             222            443
Savings deposits                    149               289              438                 209             559            768
Certificates of deposit             261               410              671                (69)             775            706
Borrowed money                      171             1,576            1,747                (76)           (750)          (826)
------------------------ -------------- ----------------- ---------------- ---  -------------- --------------- --------------
                                    521             2,625            3,146                (19)             795            776
------------------------ -------------- ----------------- ---------------- ---  -------------- --------------- --------------
Net interest income              ($338)            $2,699           $2,361               ($90)          $4,502         $4,412
====================================================================================================================================

Provision for Loan Losses

         The provision for loan losses reflects management's assessment of the adequacy of the allowance for loan losses. The provision for loan losses increased $1.3 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 partially due to the two bank mergers in 1997 and partly as a result of $75.0 million of loan growth from December 31, 1996 to December 31, 1997. Merger related provision for loan losses to conform Family Bank and County National Bank's accounting and credit policies regarding loan valuation to those of the Bank amounted to $650,000. The increase in the provision for loan losses in the year ended December 31, 1997 compared to the year ended December 31, 1996 is not related to asset quality issues. Non-performing loans to total loans and non-performing assets to total assets decreased from 1.28% and 1.43%, respectively, at December 31, 1996 to 0.85% and 0.86%, respectively, at December 31, 1997. The amount of future provisions is a function of the ongoing evaluation of the allowance for loan losses which considers the characteristics of the loan portfolio, economic conditions and other relevant factors. Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio including non-performing loans. Risk factors applied to the performing loan portfolio are based, in part, on the Bank's past 3 year loss history and consider the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available.

         The allowance for loan losses as a percent of total loans is approximately 1.04% which management believes to be adequate considering the Bank's loan composition at December 31, 1997 and the Bank's historical losses. In addition to the risk factors applied to the performing loan portfolio, risk factors as prescribed in the loan policy are applied to the remaining book balance of classified loans in evaluating the adequacy of the allowance for loan losses. An evaluation of the adequacy of the overall allowance for loan losses, including the adequacy of the unallocated portion of the allowance, is determined by management considering factors such as current and anticipated future economic conditions, loan concentrations, portfolio mix and other relevant factors.

         The allowance for loan losses as a percent of total loans decreased from 1.15% at December 31, 1996 to 1.04% at December 31, 1997. The allowance for loan losses to non-performing loans increased from 90% at December 31, 1996 to approximately 123% at December 31, 1997. The systematic method prescribed in the Bank's loan policy which includes procedures for early detection of potential problem loans is consistently used to determine the adequacy of the allowance for loan losses and also considers the characteristics of the loan portfolio, historical charge-off history, current and anticipated future economic conditions, as well as other relevant factors. Based on the analysis of the allowance for loan losses at December 31, 1997, management believes the allowance is adequate.

         In accordance with the Bank's asset classification policy, non-performing loans (loans contractually past-due 90 days or more) are recorded at the lesser of the loan balance or estimated fair value of the collateral underlying the loan, for collateral dependent loans, or the net present value of estimated future cash flows discounted at the loan's original effective interest rate. As a result, any expected losses from loans identified at December 31, 1997 as non-performing have been recognized by the Bank and should not have a future impact on the allowance for loan losses unless the condition of the loan further deteriorates.

         The provision for loan losses decreased $100,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995. At December 31, 1996 the Bank had $7.1 million in non-performing loans compared to $5.9 million at December 31, 1995. The increase in non-performing loans is due partially to an increase in residential mortgage loan delinquencies and in part to one $330,000 commercial loan.

         The provision for loan losses increased $174,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. However, the allowance for loan losses as a percent of total loans remained relatively stable at 1.35% at December 31, 1995 compared to 1.36% at March 31, 1995.

Non-Interest Income

         Non-interest income increased $60,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to an increase in service charges on deposit accounts of $591,000 and increases in mortgage trading income and gain on sale of investments available-for sale of $186,000 and $135,000, respectively, offset by decreases of $674,000 and $178,000 in gain on sale of loans and other income, respectively.

         Non-interest income increased approximately $1.0 million or 11% for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in service charges on deposit accounts, an increase in the gain on sale of loans and an increase in the gain on sale of investments available-for-sale offset by a decrease in mortgage trading income.

         Non-interest income increased approximately 1.2 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily as a result of increases in service charges on deposit accounts and other income. In addition, the nine months ended December 31, 1994 included a $200,000 loss on the sale of trading investments.

         Service Charges on Deposit Accounts. Service charges on deposit accounts increased $591,000 or 11% for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily as a result of increased volume in commercial deposit accounts. Non-interest bearing average account balances increased approximately 13% for the year ended December 31, 1997 compared to the year ended December 31, 1996. No significant changes in fees charged were made during the year ended December 31, 1997.

         In line with the Bank's goal to increase service fee income on deposit accounts, service charges on deposit accounts increased approximately $749,000 or 14% for the year ended December 31, 1996 compared to the year ended December 31, 1995. Average transaction account balances increased approximately $19.5 million or 9% for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to an increase in the volume of transaction accounts. The increase in the number of transaction accounts in 1996 compared to 1995 is due to the Banyan Bank acquisition as well as internal growth. In addition, the composition of the Bank's deposit portfolio has continued to change to reflect an increase in non-interest bearing commercial accounts which typically require services that generate more fee income than the personal deposit accounts.

         Service charges on deposit accounts increased by approximately 17% for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994. The increase in service charges on deposit accounts was due to an increase in the average number of transaction accounts serviced during the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 as well as an overall increase in fee charges. The increase in transaction accounts is due to the Governors acquisition as well as internal growth.

         Gain on Sales of Loans. Gain on sale of loans decreased $674,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to a decrease in the gain earned on loans sold. The gain realized on the sale of loans is dependent on market interest rates relative to the loans' interest rates at the time of sale and whether the loans are sold servicing released or servicing retained. Gain on sale of loans increased by $428,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in the gains realized on the sale of loans as the volume of loan sales in both years was relatively stable. Gain on the sale of loans increased $175,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily due to an increase in the amount of gain realized on the sale of loans as a result of a decrease in market interest rates during the nine months ended December 31,1995. However, gain on the sale of servicing decreased $299,000 as no loan servicing rights were sold during the nine months ended December 31, 1995.

         Mortgage Trading Income. The Bank's loan trading department brokers loan packages for a fee and also acts as a principal in buying and reselling the same loan packages for a gain. Mortgage trading income increased $186,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 as there were no trades during 1996. Mortgage trading income decreased $290,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 as there was no mortgage trading income recorded in 1996. Mortgage trading income was stable for the nine months ended December 31, 1995 and 1994.

         Other Income. Other income consists of loan servicing income net of the amortization of loan servicing rights, loan fees, accretion of discounts on purchased accounts receivable, rental income, ATM fees and other miscellaneous fee income.

         Other income decreased $178,000 or 6% for the year ended December 31, 1997 compared to the year ended December 31, 1996. The decrease in other income is due to a decrease in loan servicing income and loan application fees of approximately $300,000 offset by an increase in income related to purchased accounts receivable. Loan servicing income decreased as a result of a decrease in the amount of loans serviced for others due to loan paydowns. Income related to purchased accounts receivables increased for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to an increase in the average amount of purchased accounts receivable outstanding to $2.2 million from approximately $400,000.

         Other income increased $203,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due primarily to a $100,000 increase in other fee income related to loan accounts and other services and an $84,000 increase in gains on the sale of other real estate owned. The increase in other fee income associated with loans is primarily due to an increase in the volume of commercial and consumer loan production. The increase in fees for other services is a result of increased usage in new services such as PC banking and merchant deposits.

         Other income increased approximately $540,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 primarily due to increases in loan late fees and other loan fees of approximately $100,000, and net loan servicing income of $115,000. Loan fees increased primarily as a result of an increase in volume. Net loan servicing income increased due to an increase in loan servicing income, as a result of an increase in the average loan servicing portfolio, and a decrease in the amortization of loan servicing rights due to a decrease in loan prepayment speeds. Other fee income increased due to an overall increase in loan and deposit account volumes as well as new products and services introduced during the nine months ended December 31, 1995.

Operating Expenses

         Operating expenses, excluding merger related expenses, was $35.7 million for the year ended December 31, 1997. Operating expenses, excluding one-time litigation settlement expense of $3.0 million and one-time FDIC SAIF assessment of approximately $1.2 million, was $32.3 million for the year ended December 31, 1996. Operating expenses, excluding merger related expenses in the year ended December 31, 1997 and the one-time charges for the year ended December 31, 1996, increased approximately $3.4 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is primarily due to increases in employee compensation and benefits, occupancy and equipment expenses and other operating expenses offset by a decrease in professional fees.

         Employee compensation and benefits increased $2.7 million, excluding $300,000 of merger related expenses, for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to an increase of $1.8 million related to the accrual associated with Company's Stock Appreciation Rights ("SARs") plan and an increase of approximately $900,000 related to the added personnel associated with expanded credit and training departments, three additional branches and the new trust and investment services. In connection with the increased size of the Company after the mergers with Family Bank and County National Bank in 1997, the credit and training departments were expanded to maintain the Company's previous level of safety and soundness. The outstanding SARs became "in-the-money" at the end of the first quarter in 1997. As a result, the year ended December 31, 1997 is the first year the Company has recognized expense associated with the SARs plan even though the SARs were issued in December 1995. All SARs were vested as of January 1, 1998 and accrued based on the closing price of the Company's common stock at December 31, 1997. Any subsequent income statement impacts will be recognized based on changes in the Company's common stock price from $9.81, the closing price at December 31, 1997. See Note 11 to the Consolidated Financial Statements for terms and conditions of the Company's SARs plan.

         Occupancy and equipment expenses increased $654,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to increased rent expense, maintenance expense and furniture and equipment depreciation associated with the three new branches and trust and investment services division, increased depreciation expense associated with the $800,000 capital expenditures for the EDP conversion and system upgrade which occurred in late 1998 as well as the additional expense associated with the capital additions in 1998.

         Other operating expenses increased $673,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to one-time charges of $100,000 associated with the organization of the trust and investment services division and the fixed asset write-off of $150,000 associated with the relocation of a branch as well as an overall increase in certain other expenses related to an increase in size.

         Operating expenses, excluding the litigation expenses of $3.0 million and the one-time FDIC SAIF assessment of $1.2 million increased $1.7 million for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to increases in employee compensation and benefits, occupancy and equipment expenses, data processing charges and goodwill amortization. Employee compensation and benefits increased approximately $1.1 million primarily due to an increase in the number of employees associated with a larger banking center network and $180,000 of non-recurring costs associated with the absorption of the Banyan Bank acquisition. Occupancy and equipment expenses increased approximately $138,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to the increase of two branches associated with the Banyan Bank acquisition, new branches which opened in June 1996 and late 1995 and the increased depreciation expense associated with the $1.5 million increase in furniture and equipment. Approximately $800,000 of computer equipment and software were purchased during 1996 for the EDP conversion and system upgrade. Data processing expenses increased $166,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 primarily due to an increase in the volume of deposit and loan accounts processed as well as an increase in the monthly data service bureau charge since August 1996. In addition, an $80,000 non-recurring expense was incurred associated with the conversion of data service bureaus. Goodwill amortization increased approximately $306,000 due to the increase in goodwill of approximately $5.0 million associated with the Banyan Bank acquisition.

         Operating expenses for the year ended December 31, 1996 included a $3.0 million litigation settlement expense associated with a lawsuit against County National Bank. In October 1996, County National Bank reached a settlement in the case and agreed to pay $3.0 million without any admission of fault.
Payment of the settlement was made in January 1997.

         Operating expenses increased $3.1 million for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 as a result of increases in employee compensation, occupancy and equipment expenses, data processing expenses, professional fees and other operating expenses which include the amortization of goodwill offset by a decrease in insurance expenses. Increases in compensation, occupancy and equipment and data processing expenses are a result of the acquisition of Governors and the Bank's overall growth, which resulted in an increase of three branches and additional departments as well as an increase in the volume of loan and deposit transactions. Other operating expenses increased $195,000 as a result of goodwill amortization associated with the Governors acquisition. Additional increases in other operating expenses are a result of the Bank's growth. Professional fees increased primarily as a result of legal fees associated with certain litigation, corporate matters and problem loans.

Income Taxes

         Income tax expense decreased $2.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to a decrease in income before income taxes of $8.6 million primarily as a result of merger related charges. The decrease in income tax expenses related to the decrease in income before income taxes was offset by an increase in the effective tax rate for the year ended December 31, 1997 compared to the year ended December 31, 1996 due to non deductible merger related expenses which results in permanent tax differences. The tax impact of the non deductible merger related expenses was partially offset by a reduction of $1.1 million in the valuation allowance for deferred tax assets associated with County National Bank. The effective tax rate was 40% for the year ended December 31, 1997 compared to 33% for the year ended December 31, 1996. The effective tax rate is estimated to be 37% for the year ended December 31, 1998.

         Income tax expense decreased approximately $306,000 for the year ended December 31, 1996 compared to the year ended December 31, 1995 due to a decrease in income before income taxes of $387,000 and a decrease of 2% in the effective tax rate for the year ended December 31, 1996 compared to the year ended December 31, 1995. The effective tax rate decreased due to a decrease in the valuation allowance for deferred tax assets of $303,000 related to County National Bank's utilization of net operating losses.

         Income tax expense increased $856,000 for the nine months ended December 31, 1995 compared to the nine months ended December 31, 1994 due to an increase in net income before taxes.

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

Liquidity

         The Company's liquid assets consist primarily of interest bearing deposits in the FHLB, Fed Funds sold and marketable securities. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from approved extensions of credit. Furthermore, liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

         The Company's cash inflows for the year ended December 31, 1997 consist primarily of amounts generated from the sale of loans and investments available-for-sale, the collection of loan principal payments, deposits and increases in FHLB advances. Uses of cash consist of originations of loans and purchases of investments available-for-sale. Primary sources of borrowings include advances from the FHLB and borrowings under repurchase agreements.

         Access to funds from depositors is affected by the rate the Bank pays on certificates of deposit and convenience and service provided to transaction based account holders. The rate the Bank pays on certificates of deposit is dependent on rates paid by other financial institutions within the Bank's area. The Bank manages the cash inflows and outflows from certificates of deposit by increasing or decreasing the rates offered in its market area.

         The Company's sources of liquidity are impacted by various matters beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by the availability of loans for sale, general market demand and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its credit ratings and other market conditions.

         In order to manage the uncertainty inherent in its sources of funds, the Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternative source although potentially at a different cost to the Company.

Capital Compliance

         The Bank and the Company are in compliance with regulatory capital requirements at December 31, 1997 (see Note 12 to Consolidated Financial Statements).

         The Bank and the Company, as a bank holding company, are subject to the capital requirements of the FRB. Under FRB guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. Under risk-based capital guidelines, categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition to balance sheet assets, bank holding companies are required to maintain capital, on a risk-adjusted basis, to support certain off-balance sheet activities such as loan commitments. The FRB standards classify capital into two tiers, Tier I and Total. Tier I risk-based capital consists of common stockholders' equity, noncumulative and cumulative (bank holding companies only) perpetual preferred stock, and minority interests, less goodwill. Total risk based capital consists of Tier I capital plus a portion of the general allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate preferred stock. In addition to risk-based capital requirement, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB requires banks and bank holding companies to maintain Tier I and Total risk-based capital ratios of 4.0% and 8.0%, respectively, and a Tier I leverage capital ratio of 4.0%. The FDIC has promulgated similar regulations and guidelines regarding capital adequacy of state-chartered banks which are not members of the Federal Reserve System, which would apply to the Bank.

Interest Rate Risk Management

         The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to manage the impact of fluctuating interest rates on net interest margins. The Asset Liability Committee (ALCO) has the responsibility for the management of interest rate risk. Operating within risk tolerance levels approved by the Board of Directors, ALCO meets at least quarterly to establish, communicate, coordinate and control asset/liability management procedures. The purpose of ALCO is to monitor the volume and mix of the Bank's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

         The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. Interest rate sensitivity is measured as the difference between the percentage of financial assets and liabilities in the Company's existing portfolio that are subject to repricing within specific time periods. In addition, the Bank measures interest rate sensitivity of its budgeted growth in financial assets and liabilities. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time. The model quantifies the potential changes in future earnings which is measured by the effects of various interest rate changes in net income over the ensuing one and two year periods.

         The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans. The following table presents the Company's exposure to interest rate risk at December 31, 1997:

====================================================================================================================================
                                                                              December 31, 1997
                                                    ----------------------------------------------------------------------
                                                          One Year          1 to 3        3 to 5       Over 5
                                                           or Less           Years         Years        Years        TOTAL
--------------------------------------------------  -------------- --------------- ------------- ------------  -----------
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets                              361,508         150,151       148,178      167,506      827,343
Total interest-bearing liabilities                         607,430          33,877        37,881                   679,188
--------------------------------------------------  -------------- --------------- ------------- ------------  -----------
Interest rate sensitivity gap                            (245,922)         116,274       110,297      167,506      148,155
==================================================  ============== =============== ============= ============  ===========
Cumulative interest rate sensitivity gap                 (245,922)       (129,648)      (19,351)      148,155
==================================================  ============== =============== ============= ============  ===========
Cumulative interest rate sensitivity gap
  as a percent of total assets                              (25.9)%         (13.7)%        (2.0)%        15.6%
====================================================================================================================================

In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of NOW, Money Market and savings account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. NOW, Money Market and savings account balances are assumed to reprice immediately and are included in one year or less. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank is committed to fund $80.0 million in new loans and $21.4 million in construction loans-in-process at December 31, 1997. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

         The current potential changes in future earnings relating to financial assets and liabilities as of December 31, 1997 are as follows:

================================================================================
                                      Potential Change in Future Earnings
                                             1998                     1999
--------------------------------------------------------------------------------
Interest Rate Change in Basis Points:
+ 100                                       (9.80)%                  (4.20)%
-  100                                       1.00%                    3.40%
================================================================================

  The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other nonmaturity deposits and loan prepayment rates. Demand and nonmaturity deposits are assumed to reprice immediately. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing, that may react in different degrees to changes in market interest rates.

         The potential changes in future earnings shown above are within the Bank's interest rate risk policy limits.

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

Financial Condition

         Consolidated total assets increased approximately $96.2 million or 11% to $949.3 million at December 31, 1997 compared to $853.1 million at December 31, 1996. The increase in assets is a result of an increase of $44.5 million in deposits (excluding time deposits) and an increase of $55.0 million in FHLB advances. Loans-net and loans held for sale increased $80.3 million, cash and cash equivalents increased $34.0 million and other assets increased approximately $6.8 million at December 31, 1997 compared to December 31, 1996 which were funded by increases in deposits and FHLB advances and a $24.9 million decrease in investments. The increased cash at December 31, 1997 was used to fund a $21.0 million residential loan purchase in January 1998. The increase in other assets is the result of purchasing $2.6 million in life insurance policies associated with the new Director Retirement Plan (see Note 13 to Consolidated Financial Statements) and an increase in FRB stock.

         The Company's consolidated total assets increased $109.9 million or 15% to $853.1 million at December 31, 1996 compared to December 31, 1995. As a result of the Banyan Bank acquisition, assets increased approximately $57.0 million, net, due to acquiring $61.7 million in assets and recording $5.0 million in goodwill offset by $9.7 million cash payment. In addition, deposits (excluding certificates of deposits) increased $42.6 million, FHLB advances and securities under agreement to repurchase increased $10.5 million and shareholders' equity increased $1.0 million as a result of the exercise of outstanding warrants, $4 million as a result of changes in retained earnings and $.2 million due to the exercise of stock options. These increases were offset by $8.4 million in net run-off of certificates of deposit. The decrease in deposits is attributable to lowering interest rates paid on certificates of deposit primarily in Palm Beach

County since March 1995. The amount of deposit run-off significantly decreased during the year ended December 31, 1996 compared to the run-off amount of $30.1 million in the nine months ended December 31, 1995. Loans receivable, net and loans held for sale increased $53.8 million primarily due to the acquisition of approximately $35.7 million in connection with the Banyan Bank acquisition and approximately $18.1 million in internal growth. Investments increased by $43.4 million due to the purchase of $115.9 million of securities funded partially with a $25.0 million FHLB advance and partially funded with maturities and sales of investments and cash.

         In line with the Company's strategic objective to penetrate the commercial business and non-residential consumer markets, the composition of the Bank's loan portfolio reflects significant increases in commercial real estate, consumer and commercial business loans since March 31, 1994. Commercial real estate and commercial business loans increased $53.2 million and $10.1 million, respectively, from December 31, 1996 to December 31, 1997. The increase in the commercial business market was achieved by the Bank's business banking and retail banking units' increased direct calling programs as well as targeting high quality commercial businesses. Consumer loans increased $21.3 million or 30% at December 31, 1997 compared to December 31, 1996 primarily due to an increase in direct consumer loan originations. The Bank's product developments and enhancements, such as business and consumer PC Banking and cash management, as well as the Company's increased emphasis in sales culture have contributed to the success of customer development. Residential real estate loans decreased $4.2 million from December 31, 1996 to December 31, 1997.

         While the Bank's strategy is to target growth primarily in the commercial business, commercial real estate and consumer markets, the Bank is positioned to maintain its presence in the residential real estate market and to emphasize residential construction lending. Continued growth in commercial and consumer business is expected in 1998 with the anticipation of maintaining the Company's net interest margin through increases in higher interest-earning assets and maintaining a large percent of non interest-bearing and lower interest-bearing deposits. With thirty two branch offices in the South Florida market , 4 new branch locations scheduled to open in 1998 and a competitive array of financial products and services, the Bank is positioned to sustain continued growth. In addition, Management believes the mergers of several Florida based banks by out-of-state financial institutions provide unique opportunities for the Bank in the areas of customer development and human resources.


Year 2000 Matters

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or computer programs of the Company's third-party vendors that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in other normal business activities.

         The Company has identified and initiated formal communications with all of its significant vendors to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remedy their own Year 2000 issue. At this time, the Company has indications that it's two critical systems serviced by outside vendors will be Year 2000 compliant by the end of 1998. However, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be timely converted and would not have an adverse effect on the Company's operations. The Company has also initiated formal communications with all its significant loan customers to assess the impact of the Year 2000 issue on the borrowers ability to repay and to determine the borrowers' ability and readiness to become Year 2000 compliant.

         The Company will utilize both internal and external resources to reprogram, or replace, and test the software and third-party vendor programs for Year 2000 compliance. The Company anticipates completing the Year 2000 project within one year but not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. The cost of the Year 2000 project will be funded through operating cash flows. While Management does not anticipate the cost of the Year 2000 project to have a material impact on the Company's financial condition, operations or cash flows, the Project is currently substantially incomplete in the areas of testing the computer systems and assessing the impact of the Year 2000 issue on borrowers.


         The anticipated costs of the project and the date on which the Company believes it will complete the Year 2000 project is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
====================================================================================================================================
                                                                                                     December 31,
(amounts in thousands except share and per share data)                                           1997             1996
----------------------------------------------------------------------------------  ----------------- ----------------
Assets                                                                                                      (Restated)
Cash and amounts due from depository institutions                                             $59,723          $33,259
Interest-bearing deposits in other financial institutions                                      66,886           34,430
Federal funds sold                                                                              7,665           32,610
----------------------------------------------------------------------------------  ----------------- ----------------
     Cash and cash equivalents                                                                134,274          100,299
Investments available-for-sale                                                                116,762          106,130
Investments held to maturity (Market value of $10,305 and $46,003 at
     December, 31, 1997 and 1996, respectively)                                                10,277           45,818
Loans receivable - net                                                                        617,392          542,867
Loans held for sale (Market value of $13,828 and $7,850
  at December 31, 1997 and 1996, respectively                                                  13,565            7,773
Property and equipment - net                                                                   21,625           18,475
Other real estate owned - net                                                                   2,519            4,837
Goodwill - net                                                                                  7,110            7,675
Accrued interest receivable                                                                     4,782            5,022
Other assets                                                                                   20,974           14,209
----------------------------------------------------------------------------------  ----------------- ----------------
Total                                                                                        $949,280         $853,105
==================================================================================  ================= ================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                     $742,263         $700,700
Federal Home Loan Bank advances                                                                85,000           30,000
Securities sold under agreements to repurchase                                                 14,443           14,613
Advances from borrowers for taxes and insurance                                                 1,835            2,038
Bank drafts payable                                                                             5,769            4,214
Other liabilities                                                                              13,814           14,237
----------------------------------------------------------------------------------  ----------------- ----------------
Total liabilities                                                                             863,124          765,802
----------------------------------------------------------------------------------  ----------------- ----------------
Commitments and Contingencies
Shareholders' equity:
Preferred stock $10.00 stated value; 10,000,000 shares authorized:  Series "C" -
  948,996 and 1,035,000 shares issued and outstanding
  at December 31, 1997 and 1996, respectively                                                   9,490           10,350
Common stock $.01 par value; 100,000,000 shares authorized;
22,685,403 and 21,609,289 shares issued and outstanding at
  December 31, 1997 and 1996, respectively                                                        227              216
Additional paid-in capital                                                                     53,781           50,864
Retained earnings                                                                              22,090           25,927
Unrealized gain (loss) on investments available-for-sale, net of taxes                            568             (54)
----------------------------------------------------------------------------------  ----------------- ----------------
Total shareholders' equity                                                                     86,156           87,303
----------------------------------------------------------------------------------  ----------------- ----------------
Total                                                                                        $949,280         $853,105
====================================================================================================================================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
====================================================================================================================================
                                                                           Year Ended,               Nine Months Ended,
                                                                           December 31,                    December 31,
(amounts in thousands except per share data)                                 1997             1996                 1995
-------------------------------------------------------------  ------------------ ----------------  -------------------
Interest Income:                                                                        (Restated)           (Restated)
Interest and fees on loans                                                $53,995          $50,643              $35,713
Interest and dividends on investments                                      11,672            9,566                6,177
-------------------------------------------------------------  ------------------ ----------------  -------------------
                                                                           65,667           60,209               41,890
-------------------------------------------------------------  ------------------ ----------------  -------------------
Interest Expense:
Interest on deposits                                                       22,477           21,079               14,873
Interest on borrowings                                                      2,343              595                1,051
-------------------------------------------------------------  ------------------ ----------------  -------------------
                                                                           24,820           21,674               15,924
-------------------------------------------------------------  ------------------ ----------------  -------------------
Net interest income                                                        40,847           38,535               25,966
Provision for loan losses                                                   1,717              379                  434
-------------------------------------------------------------  ------------------ ----------------  -------------------
Net interest income after provision for loan losses                        39,130           38,156               25,532
-------------------------------------------------------------  ------------------ ----------------  -------------------
Non-interest Income:
Service charges on deposit accounts                                         6,209            5,618                4,222
Gain on sale of loans                                                         379            1,053                  625
Net gain (loss) on sale of investments available-for-sale                     303              168                 (21)
Mortgage trading income                                                       186                                   290
Other income                                                                2,939            3,117                1,786
-------------------------------------------------------------  ------------------ ----------------  -------------------
                                                                           10,016            9,956                6,902
Operating Expenses:
Employee compensation and benefits                                         18,715           15,702               10,888
Occupancy and equipment                                                     6,767            6,113                4,153
Professional fees                                                           2,300            2,655                2,042
Advertising and promotion                                                     620              722                  450
Communications                                                              1,160            1,067                  744
Data processing                                                             1,165            1,011                  576
Insurance                                                                     425            1,966                  817
Other real estate owned - net                                               1,241              530                  623
Goodwill amortization                                                         565              471                  165
Other                                                                       3,910            3,237                2,355
Merger expenses                                                             9,285
Litigation settlement                                                                        3,000
-------------------------------------------------------------  ------------------ ----------------  -------------------
                                                                           46,153           36,474               22,813
Income before income taxes                                                  2,993           11,638                9,621
Income taxes                                                                1,187            3,874                3,389
-------------------------------------------------------------  ------------------ ----------------  -------------------
Net income                                                                 $1,806           $7,764               $6,232
-------------------------------------------------------------  ------------------ ----------------  -------------------
Income applicable to common stock                                          $1,098           $6,878               $5,903
-------------------------------------------------------------  ------------------ ----------------  -------------------
Per share data:
Basic earnings per common share                                             $0.05            $0.33                $0.32
Diluted earnings per common share                                           $0.05            $0.31                $0.30
Dividends                                                                   $0.19            $0.12                $0.07
-------------------------------------------------------------  ------------------ ----------------  -------------------
Weighted average common shares and common stock equivalents
outstanding:
    Basic                                                                  22,070           21,112               18,481
    Diluted                                                                22,884           22,538               20,790
====================================================================================================================================

See notes to consolidated financial statements.

                                       43

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
====================================================================================================================================
                                                                                                                 Unrealized
                                                                                                                 Gain (loss)
                                                                               Additional                      on Investments
                                                    Preferred        Common       Paid-in       Retained     Available-for-Sale,
(amounts in thousands except share data)                Stock         Stock       Capital       Earnings        Net of Taxes
------------------------------------------------ ------------  ------------  ------------  -------------     -----------------
Balance, March 31, 1995, as restated                   $4,025          $173       $33,892        $17,813            ($137)
Exercise of equity contracts - 634,476 shares                             6         1,745
Exercise of warrants - 211,300 shares                                     2           818
Exercise of stock options - 2,668 shares                                                7
Issuance of stock grants - 12,000 shares                                               52
Conversion of preferred  into common stock
  - 2,469 shares                                          (10)                          10
401 (k) plan - 1,997 shares                                                             8
Issuance of series "C" preferred stock
  - 1,035,000 shares                                    10,350                       (850)
Issuance of common stock - 2,070,000 shares                              21         9,883
Cash dividends - common stock                                                                      (302)
Cash dividends paid by pooled company - common stock                                             (1,455)
Cash dividends - preferred stock series "A" and "C"                                                (329)
Net income, for the nine months
   ended December 31, 1995                                                                         6,232
Change in unrealized gain (loss)
  on investments available for sale,
   net of taxes                                                                                                        509
------------------------------------------------ ------------  ------------  ------------  ------------- -----------------
Balance, December 31, 1995, as restated                14,365           202        45,565         21,959               372
Exercise of warrants - 268,126 shares                                     3         1,039
Issuance of stock grants - 9,000 shares                                                32
Issuance of stock for Dividend Reinvestment
  and Optional
         Stock Purchase Plan - 2,586 shares                                            13
Exercise of stock options - 118,799 shares                                1           245
Conversion of preferred stock series "A"
  into common stock
         - 982,995 shares                             (3,980)            10         3,970
Cash redemption of preferred stock series "A"            (35)
Cash dividends - common stock                                                                      (847)
Cash dividends paid by pooled company - common stock                                             (2,063)
Cash dividends  - preferred stock series "A" and "C"                                               (886)
Net income                                                                                         7,764
Change in unrealized gain (loss)
on investments available for sale,
   net of taxes                                                                                                      (426)
------------------------------------------------ ------------  ------------  ------------  ------------- -----------------
Balance December 31, 1996, as restated                 10,350           216        50,864         25,927              (54)
Exercise of stock options -924,664 shares                                 9         2,032
Issuance of stock grants - 3,000 shares                                                27
Conversion of preferred stock series "C"
         into common stock - 133,306 shares             (860)             2           858
Cash dividends - common stock                                                                    (2,175)
Cash dividends paid by pooled companies
   - common stock                                                                                (2,760)
Cash dividends - preferred stock series C                                                          (708)
Net income                                                                                         1,806
Change in unrealized gain (loss)
 on investments available for sale,
   net of taxes                                                                                                        622
------------------------------------------------ ------------  ------------  ------------  ------------- -----------------
Balance December 31, 1997                              $9,490          $227       $53,781        $22,090              $568
====================================================================================================================================

See notes to consolidated financial statements.

                                       44

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                               Year ended         Nine months Ended
                                                                              December 31,        December 31,                ,
(amounts in thousands)                                                          1997          1996             1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities:                                                                   (Restated)       (Restated)
Net income                                                                    $1,806        $7,764           $6,232
Adjustments to reconcile net income to net cash
   provided by operating activities, net of effects
   of purchase acquisitions:
Provision for loan losses                                                      1,717           379              434
Depreciation and amortization                                                  3,340         2,832            1,860
Deferred income taxes                                                          (465)         (413)              291
Amortization of deferred loan fees and costs                                   (321)         (329)            (438)
Gain on sale of loans                                                          (379)       (1,053)            (625)
Loan costs deferred                                                            (347)         (241)            (161)
Loans originated for sale                                                   (17,166)      (10,372)         (28,280)
Purchase of loans for sale                                                   (7,975)       (7,773)          (8,572)
Sale of loans and loan participation certificates                             42,176        43,040           48,192
Loss on sale of investments available-for-sale                                   176            46               21
Gain on sale of investments available-for-sale                                 (479)         (214)
Other - net                                                                  (9,206)         3,422            (766)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     12,877        37,088           18,188
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in branch purchase, net                                                   16,917
Cash and cash equivalents-net acquired in purchase business combination                     15,235
Purchase of investments available-for-sale                                  (64,543)      (88,666)         (11,626)
Proceeds from sale of investments available- for- sale                        93,614        54,730            9,212
Maturities and calls of investments held to maturity                           3,554        17,102           22,617
Purchases of investments held to maturity                                    (7,413)      (27,248)         (15,244)
Loans purchased for investment                                              (45,193)       (2,014)          (1,861)
Net increase in loans                                                       (52,043)      (42,933)          (6,957)
Purchase of property and equipment                                           (5,916)       (2,880)          (2,580)
Other - net                                                                    5,090         2,477            1,943
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                         (72,850)      (74,197)           12,421
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                  45,924        42,640            5,404
Net decrease in time deposits                                                (4,361)       (8,406)         (30,116)
Proceeds from common and preferred stock offering
 - net of stock issuance costs                                                                               19,404
Increase in FHLB advances                                                     55,000         5,000           10,000
Cash dividends                                                               (5,643)       (3,796)          (2,086)
Other - net                                                                    3,028         5,455            4,720
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     98,948        40,893            7,326
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                         33,975         3,784           37,935
Cash and cash equivalents at beginning of period                             100,299        96,515           58,580
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $134,274      $100,299          $96,515
====================================================================================================================================

See notes to consolidated financial statements.

                                       45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

                  Republic Security Financial Corporation (the "Company" or "RSFC") is a commercial bank holding company, the principal business of which is the operation of a commercial bank business through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a State chartered commercial bank. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank System ("FHLB"). Its deposits are insured by the FDIC up to applicable limits. The Bank has thirty-two full-service branches, thirteen of which are located in Palm Beach County, eleven located in Broward County and eight in Dade County, Florida. The Bank's main business activities are attracting deposits, originating loans, making investments and servicing loans for the Bank and for others.

                  The accounting and reporting policies of Republic Security Financial Corporation and its subsidiary conform to generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and have been retroactively restated to include the accounts and results of operations of Family Bank and County Financial Corporation which were acquired on June 30, 1997 and December 2, 1997, respectively, and accounted for as poolings-of-interests (see Note 2).

          The following is a summary of the significant accounting policies:

         Change in Fiscal Year

                  During 1995, the Company changed its fiscal year end from March 31 to December 31. Accordingly, the accompanying consolidated financial statements present the audited consolidated statements of income and cash flows for the nine month transition period ended December 31, 1995, as well as for the years ended December 31, 1997 and 1996.

         Principles of Consolidation

                  The consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank, (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Statements of Cash Flows

                  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits in other financial institutions. The Company paid income taxes of $2,565,000 and $3,734,000 during the years ended December 31, 1997 and 1996, respectively, and $3,403,000 during the nine months ended December 31, 1995. The Company paid interest on deposits and other borrowings of $24,931,000 and $21,466,000 for the years ended December 31, 1997 and 1996, respectively, and $16,801,000 for the nine months ended December 31, 1995. Approximately $4,438,000, $1,629,000 and $2,548,000 was transferred from loans to OREO during the years ended December 31, 1997 and 1996, and the nine months ended December 31, 1995, respectively. Assets of approximately $62,000,000 were acquired and approximately $57,000,000 of liabilities were assumed related to the merger of Banyan Bank during the year ended December 31, 1996 (see Note 2). As a result of the redemption of the

         Company's 7.5% cumulative convertible preferred stock, Series "A", 982,995 shares of the Company's common stock were issued in exchange for 398,000 shares of the Series "A" preferred stock in the amount of $3,980,000 during the year ended December 31, 1996. As a result of the conversion of the redeemable subordinated debentures, equity increased $1,751,000 in the nine months ended December 31, 1995. During the nine months ended December 31, 1995, the Bank received $12,300,000 in loans and assumed $30,300,000 in deposits related to the Century Bank branch purchase (see Note 2).

         Investments

                  Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities classified as available-for-sale are to be held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders' equity, net of tax.

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

                  The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

                  All non-accrual loans, excluding smaller balance, homogeneous loans (defined as consumer loans less than $100,000 and residential mortgage loans), are considered to be impaired. In addition, management may determine a performing loan to be impaired if, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on discounted cash flows using the loan's effective interest rate or the fair value of the collateral for collateral dependent loans.

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

         Other Real Estate Owned

                  A loan is classified as foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Property acquired by foreclosure, or deed in lieu of foreclosure, is recorded at the lower of the loan balance or estimated fair value less estimated disposal costs at the time of foreclosure. Costs related to the development and improvement of the property are capitalized, whereas costs related to maintaining the property, net of income received, are charged to other real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in other real estate owned expense in the consolidated statements of income.

                  The Bank follows the practice of reducing the carrying value of individual properties in other real estate owned for any amounts in excess of the fair value of properties less estimated disposal costs. The amount the Bank will ultimately recover from other real estate owned could differ from the amounts used in determining the carrying value of the property due to future market factors beyond the Bank's control. The allowance for losses on other real estate owned was
         $620,000  and  $283,000  at December  31, 1997 and 1996,  respectively.
         Provision for other real estate owned losses during the years ended December 31, 1997 and 1996 totaled $1,114,000 and $159,200, respectively, and $271,000 for the nine months ended December 31, 1995, and is included in other real estate owned expense in the consolidated statements of income.

         Goodwill

                  The Company assesses long lived assets and related goodwill for impairment under FASB Statement No. 121. "Accounting for the Impairment of Long lived Assets and for Long Lived Assets to be Disposed Of". Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company amortizes goodwill over 15 years using the straight-line method. Accumulated amortization was $1,304,000 and $739,000 at December 31, 1997 and 1996, respectively.

         Income per Common Share

                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements.

                  Basic income per common share is computed by dividing net income, less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is calculated by dividing net income by the average number of common stock and common stock equivalents outstanding during the year, plus the assumed conversion of all outstanding convertible preferred shares, if dilutive, into common shares. Common stock equivalents include stock options, warrants, and equity contracts and are included in the computation of earnings per share using the treasury stock method. Convertible preferred stock is computed using the "if converted" method, which assumes the conversion of all outstanding convertible preferred shares into common shares (see Note
         17).

         Stock Based Compensation

                  The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock
         Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants (See Note 11).

         Reclassification

                  Certain  amounts  presented  in  the  consolidated   financial
         statements for prior periods have been reclassified for comparative purposes.

         New Accounting Pronouncements

                  During 1997, the Company adopted the requirements of Statement of Financial Accounting Standards No.125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", which requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. The adoption of SFAS No. 125 did not have a material impact on the financial condition, operations or cash flows of the Company.

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129 "Disclosures of Information about Capital Structure" (SFAS No. 129) which establishes standards for disclosing information about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. The adoption of SFAS No. 129 will have no effect on the Company's disclosures as the Company has previously provided the disclosures required by SFAS No. 129 (See Note
          10).

                  In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" (SFAS No. 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Management cannot currently determine the effect of the adoption of SFAS No. 130.

               The Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information " (SFAS No. 131) in 1997. SFAS No. 131 establishes standards for public companies to report information about operating segments in annual financial statements and interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management does not anticipate the adoption of SFAS No. 131 to have a substantial impact on the Company's disclosure requirements.

                  SFAS No. 131 requires public companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available and evaluated regularly by the chief operating decision maker in determining resource allocation and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and resource allocation.

                  SFAS No. 131 also requires public business companies to report descriptive information about the way operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the enterprise's general-purpose financial statements, and changes in the measurement of segment amounts from period to period.

2.       Mergers and Branch Acquisition

                  On December 2, 1997, the Company acquired County Financial Corporation ("CFC"), a commercial bank holding company headquartered in North Miami Beach, Florida. CFC's wholly-owned banking subsidiary, County National Bank of South Florida ("County") was merged into the Bank on December 2, 1997. County had 14 branch locations in Northern Dade, Broward and Palm Beach Counties. RSFC issued 6,170,248 shares of its common stock in exchange for all outstanding common stock and stock options of CFC. The business combination was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. All information contained herein has been retroactively restated to include the accounts and results of operations of CFC.

                  On June 30, 1997, the Company acquired Family Bank ("Family"), a commercial bank headquartered in Hallandale, Florida, with seven branch locations in Broward County, Florida. Family was merged into the Bank on June 30, 1997. RSFC issued 8,289,125 shares of its common stock in exchange for all outstanding common stock of Family. The business combination was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Family Bank.

                  For the year ended December 31, 1997, non-recurring merger expenses included in operating expenses in the consolidated statements of income of $9,285,000 consists of severance charges, charges associated with the disposal of certain duplicate assets, professional fees, OREO writedowns and other fees and expenses related to the completion of the mergers with Family and CFC. In addition, merger related provision for loan losses to conform Family and County's accounting and credit policies regarding loan valuation to those of the Bank amounted to $650,000.

                  The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements are summarized below.

====================================================================================================================================
                                   Nine months ended   Six Months Ended         Year Ended     Nine months ended
(in thousands)                    September 30, 1997      June 30, 1997  December 31, 1996     December 31, 1995
-------------------------------  -------------------  -----------------  -----------------  --------------------
Revenue:
         RSFC                                $39,936            $15,351            $29,480               $19,463
         Family                                                  10,770             19,690                13,427
         CFC                                  16,494                                20,995                15,902
-------------------------------  -------------------  -----------------  -----------------  --------------------
         Combined                            $56,430            $26,121            $70,165               $48,792
===============================  ===================  =================  =================  ====================
Net income (loss):
         RSFC (1)                             $2,318           ($2,045)             $2,400                $1,977
         Family                                                   2,541              4,440                 2,897
         CFC                                   2,992                                   924                 1,358
-------------------------------  -------------------  -----------------  -----------------  --------------------
         Combined                             $5,310               $496             $7,764                $6,232

====================================================================================================================================

         (1) The six months ended June 30, 1997 includes merger expenses of $2.5 million, net of taxes, related to Family acquisition.

                  Securities held by Family with a book value of approximately $39.4 million and a market value of approximately $39.5 million at June 30, 1997, were transferred from held to maturity to available-for-sale to maintain RSFC's existing interest rate risk position for the combined company.

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

                  The following summarizes the fair value of the Banyan assets acquired and liabilities assumed:

================================================================================
(in thousands)
----------------------------------------------------------------------------
Cash                                                                 $24,936
Loans, net                                                            35,704
Other assets                                                           1,061
----------------------------------------------------------------------------
Total assets                                                          61,701
Deposits                                                              56,439
Other liabilities                                                        527
----------------------------------------------------------------------------
Total liabilities                                                     56,966
----------------------------------------------------------------------------
Net assets acquired                                                   $4,735
================================================================================

                  Pro forma financial information for Republic Security Financial Corporation including the pre-merger results of operations of County Financial Corporation and Family Bank for the nine months ended December 31, 1995, as if the Banyan Bank merger had taken place as of April 1, 1995 for income and per share data is as follows:

================================================================================
                                                            Nine months ended
(in thousands except per share data)                        December 31, 1995
Total interest income                                                 $45,007
Net interest income after provision for  loan losses                  $27,193
Income before taxes                                                   $10,605
Net income                                                             $6,650
Diluted earnings per common share                                       $0.32
================================================================================
                  The pro forma data is for information purposes only and may not be indicative of the results that actually would have occurred if the transaction had been consummated on the date indicated and should not be construed as being representative of future periods.

                  In December, 1995 the Bank acquired the West Palm Beach branch office of Century Bank, an unaffiliated thrift. In connection with the acquisition, the Bank assumed approximately $30,300,000 of deposit liabilities and acquired $29,200,000 of assets, including $12,300,000 of adjustable rate single family residential loans and $16,900,000 in cash, net of $1,125,000 paid to the seller for the transfer of such assets and liabilities to the Bank. The amount paid to the seller is being amortized over seven years using the straight-line method.

3.       Investments

                  The following is a summary of available-for-sale and held to maturity securities at December 31, 1997, 1996 and 1995:

Available-For-Sale
====================================================================================================================================
                                                                 Gross                 Gross
(in thousands)                   Amortized Cost       Unrealized Gains     Unrealized Losses        Market Value
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities   $25,697                   $196                   $73             $25,820
Corporate and other debt securities      28,529                    483                     6              29,006
Mortgage-backed securities               61,109                    378                   114              61,373
Equity securities                           525                     38                                       563
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1997             $115,860                 $1,095                  $193            $116,762
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities   $43,732                   $229                  $134             $43,827
Corporate and other debt securities       3,120                                                            3,120
Foreign Government securities               150                                                              150
Mortgage-backed securities               59,213                    154                   334              59,033
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1996, restated   $106,215                   $383                  $468            $106,130
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities   $51,557                   $597                  $106             $52,048
Corporate and other debt securities       2,443                     20                     9               2,454
Foreign Government securities                75                                                               75
Mortgage-backed securities               16,623                     92                    23              16,692
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1995, restated    $70,698                   $709                  $138             $71,269
====================================================================================================================================

Held to Maturity
====================================================================================================================================
                                                                 Gross                 Gross
(in thousands)                   Amortized Cost       Unrealized Gains     Unrealized Losses        Market Value
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities    $9,511                    $36                    $8              $9,539
Foreign Government securities               725                                                              725
Corporate and other debt securities          41                                                               41
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1997              $10,277                    $36                    $8             $10,305
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities   $24,901                   $148                   $71             $24,978
Foreign Government securities               500                                                              500
Corporate and other debt securities      16,818                    112                    32              16,898
Mortgage backed securities                3,599                     59                    31               3,627
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1996, restated    $45,818                   $319                  $134             $46,003
-------------------------------  -------------- ----------------------  -------------------- -------------------
U.S. Government and agency securities   $19,015                   $362                   $15             $19,362
Foreign Government securities               500                                                              500
Corporate and other debt securities      12,964                     84                   129              12,919
Mortgage backed securities                4,756                     83                    10               4,829
-------------------------------  -------------- ----------------------  -------------------- -------------------
Total at December 31, 1995, restated    $37,235                   $529                  $154             $37,610
====================================================================================================================================

                  The  amortized  cost  and  estimated   market  value  of  debt
         securities at December 31, 1997 by contractual maturity are shown below:

Held to Maturity
====================================================================================================================================
                                                                                 Amortized              Market
(in thousands)                                                                        Cost               Value
--------------------------------------------------------------  -------------------------- -------------------
Due in 1 year or less                                                               $4,002              $4,015
Due after 1 through 5 years                                                          5,825               5,840
Due after 5 years through 10 years                                                     375                 375
Due after 10 years                                                                      75                  75
--------------------------------------------------------------  -----------  ------------- -------------------
Total                                                                              $10,277             $10,305
====================================================================================================================================

Available-for-sale
====================================================================================================================================
                                                                                  Amortized             Market
(in thousands)                                                                         Cost              Value
-------------------------------------------------------------- ----------------------------  -----------------
Due in 1 year or less                                                                $6,534             $6,557
Due after 1 through 5 years                                                          37,758             38,103
Due after 5 years through 10 years                                                    8,165              8,376
Due after 10 years                                                                    1,769              1,790
-------------------------------------------------------------- ------------  --------------  -----------------
                                                                                     54,226             54,826
-------------------------------------------------------------- ------------  --------------  -----------------
Mortgage-backed securities                                                           61,109             61,373
Equity securities                                                                       525                563
-------------------------------------------------------------- ------------  --------------  -----------------
Total at December 31, 1997                                                         $115,860           $116,762
====================================================================================================================================

                  The anticipated maturities for mortgage-backed securities are not readily determinable since they may be prepaid without penalty.

                  At December 31, 1997 and 1996 securities with a book value of $66,400,000 and $63,417,000, respectively, were pledged to collateralize Federal Home Loan Bank advances, repurchase agreements, public deposits and other items.

                  Gross realized gains on securities available-for-sale amounted to $479,000 and $214,000 for the years ended December 31, 1997 and 1996, respectively. Gross realized losses on securities available-for-sale amounted to $176,000, $46,000 and $21,000 for the years ending December 31, 1997 and 1996 and the nine months ended December 31, 1995, respectively. There were no realized gains during the nine months ended December 31, 1995.

4.       Loans Receivable - Net

         Loans receivable - net is summarized as follows:

====================================================================================================================================
                                                                December 31,                     December 31,
(in thousands)                                                          1997                             1996
---------------------------------------------------------- -----------------  -------------------------------
                                                                                                   (Restated)
Residential mortgage                                                $163,464                         $167,345
Commercial mortgage                                                  273,202                          220,043
Real estate construction                                              44,339                           48,409
Installment loans to individuals                                      91,917                           70,602
Commercial and financial                                              73,727                           63,577
---------------------------------------------------------- -----------------  -------------------------------
   Total loans                                                       646,649                          569,976
---------------------------------------------------------- -----------------  -------------------------------
Deferred loan fees                                                   (1,186)                          (1,491)
Undisbursed portion of loans-in-process                             (21,408)                         (19,218)
Allowance for loan losses                                            (6,663)                          (6,400)
---------------------------------------------------------- -----------------  -------------------------------
Loans receivable - net                                              $617,392                         $542,867
====================================================================================================================================

5.       Non-Performing Loans and Allowance for Loan Losses

                  At December 31, 1997 and 1996, the Bank had $5,414,000 and $7,143,000, respectively, in non-performing loans. Interest income not recognized on non-performing loans was $300,000 and $355,000 during the years ended December 31, 1997 and 1996, respectively, and $257,000 during the nine months ended December 31, 1995.

                  At December 31, 1997 and 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $1,239,000 and $4,670,000, respectively. The related allowance for credit losses for such loans is $487,000 and $735,000 at December 31, 1997 and 1996, respectively. The average recorded investment in impaired loans during the year ended December 31, 1997 was approximately $3,626,000. The average recorded investment in impaired loans for the year ended December 31, 1996 was $4,408,000. The average recorded investment for the nine months ended December 31, 1995 was $3,385,000. For the years ended December 31, 1997, and 1996 and the nine months ended December 31, 1995, the Company recognized $301,000, $303,500 and $220,350, respectively, in interest income on impaired loans.

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

                  An analysis of changes in the allowance for loan losses is summarized as follows:

====================================================================================================================================
                                                                     Year Ended                    Year Ended
                                                                   December 31,                  December 31,
(in thousands)                                                             1997                          1996
----------------------------------------------------  -------------------------  ----------------------------
                                                                                                   (Restated)
Beginning balance                                                        $6,400                        $6,785
Reserves acquired in connection with merger                                                               374
Provision for losses                                                      1,717                           379
Recoveries                                                                  750                           518
Charge-offs                                                             (2,204)                       (1,656)
----------------------------------------------------  -------------------------  ----------------------------
Ending balance                                                           $6,663                        $6,400
====================================================================================================================================

6.       Cash and Amounts Due from Depository Institutions

                  The Bank is required to maintain a non-interest-bearing reserve balance with the Federal Reserve Bank. The average reserve balance requirement was approximately $10,574,000 for the year ended December 31, 1997. Cash in the amount of $27,000,000 was restricted at December 31, 1997.

7.       Property and Equipment

                  Property and equipment is summarized as follows:

====================================================================================================================================
                                                                  December 31,                    December 31,
(in thousands)                                                            1997                            1996
------------------------------------------------------  ---------------------- -------------------------------
                                                                                                    (Restated)
Land and buildings                                                     $17,809                         $15,128
Furniture and equipment                                                 11,855                          11,825
Leasehold improvements                                                   3,392                           3,436
------------------------------------------------------  ---------------------- -------------------------------
Total                                                                   33,056                          30,389
Less accumulated depreciation and amortization                          11,431                          11,914
------------------------------------------------------  ---------------------- -------------------------------
Property and equipment-net                                             $21,625                         $18,475
====================================================================================================================================

                  Rent expense for the years ended December 31, 1997 and 1996 was $2,280,000 and $2,072,000, respectively. Rent expense for the nine months ended December 31, 1995 was $1,397,000. (See Note 14 for rent expense paid to related parties).

8.       Deposits

                  Components of deposits were as follows:

====================================================================================================================================
                                                                          December 31,           December 31,
(in thousands)                                                                    1997                   1996
-------------------------------------------------------------- -----------------------  ---------------------
                                                                                                   (Restated)
Non-interest bearing accounts                                                 $163,625               $150,439
NOW accounts                                                                   121,977                114,938
Money market accounts                                                          103,366                 83,241
Saving deposits                                                                 88,746                 83,172
Time certificates less than $100,000                                           195,812                199,054
Time certificates $100,000 or more                                              68,737                 69,856
-------------------------------------------------------------- -----------------------  ---------------------
Total                                                                         $742,263               $700,700
====================================================================================================================================

         The Bank incurred interest on deposits as follows:

====================================================================================================================================
                                                        Year Ended,        Year Ended        Nine Months Ended
                                                       December 31,      December 31,             December 31,
(in thousands)                                                 1997              1996                     1995
------------------------------------------  ----------------------- ----------------- ------------------------
                                                                           (Restated)               (Restated)
Savings accounts                                             $2,841            $2,403                   $1,215
NOW accounts                                                  2,069             2,088                    1,793
Money market deposit accounts                                 2,747             2,439                    1,484
Certificate accounts                                         14,820            14,149                   10,381
------------------------------------------  ----------------------- ----------------- ------------------------
Total                                                       $22,477           $21,079                  $14,873
====================================================================================================================================

         The amounts and maturities of certificate accounts at December 31, 1997 are as follows:

================================================================================
(in thousands):
------------------------------------------------------- ----------------
Within 12 months                                                $217,034
12 to 24 months                                                   20,643
24 to 36 months                                                   11,473
36 to 48 months                                                    8,724
Over 48 months                                                     6,675
------------------------------------------------------- ----------------
Total                                                           $264,549
================================================================================

                  The amounts and scheduled maturities of certificate accounts in the amount of $100,000 or more at December 31, 1997 are as follows (in thousands):

================================================================================
Within 3 months                                                  $27,914
3 to 6 months                                                     11,009
6 to 12 months                                                    19,328
Over 12 months                                                    10,486
----------------------------------------------------- ------------------
Total                                                            $68,737
================================================================================

9.       Borrowed Money

                  The Bank has entered into an agreement with the Federal Home Loan Bank ("FHLB") which enables the Bank to obtain advances that are collateralized by FHLB stock and mortgage loans. In accordance with the agreement, the Bank has pledged, as collateral, loans with principal balances of approximately $41,250,000 and $35,000,000 at December 31, 1997 and 1996, respectively and mortgage-backed securities of $23,500,000 and $25,600,000 at December 31, 1997 and 1996,
         respectively. In addition, cash in the amount of $27,000,000 was pledged for FHLB borrowings at December 31, 1997. Based on the current pledged amount, the Bank's borrowing limit is approximately $85,000,000 with a remaining borrowing capacity of $15,000,000 at December 31, 1997. The Bank also has the ability to draw on existing lines-of-credit with two commercial banks for an aggregate amount of $14.0 million. No amounts were drawn on these lines at December 31, 1997 and 1996. Outstanding advances from the Federal Home Loan Bank consisted of the following:

====================================================================================================================================
                                                December 31,        December 31,
(in thousands)                                          1997                1996         Interest Rate
---------------------------------  ------------------------- -------------------  ----------------------------
Mature During:                                                        (Restated)
1997                                                                      $5,000         6.95% variable
1998                                                 $60,000                             6.50% variable
2001                                                  25,000              25,000          5.61% fixed
---------------------------------  ------------------------- -------------------  ----------------------------
Total                                                $85,000             $30,000
====================================================================================================================================

                  Effective December 20, 1999 and each quarter thereafter, the FHLB has the option to convert the $25,000,000 fixed rate advance to a three month LIBOR-based floating rate advance at the then current three month LIBOR. If the FHLB elects to convert the advance, then the Bank will have the option to terminate the advance without a prepayment fee.

                  Notes payable included in other liabilities consists of capital notes in the amount of $380,000 at December 31, 1997 and 1996, bearing interest at 9% per annum, payable semi-annually and a mortgage payable of $750,000 and $850,000 at December 31, 1997 and 1996,
         respectively, bearing interest at 10% per annum, principal and interest payable quarterly. The capital notes become due and payable on January 1, 2004 and are subordinate to existing and future indebtedness of the Bank. The mortgage is collateralized by Bank property and matures in April 2005.

                  The Bank enters into sales of securities under agreements to repurchase. Variable rate and fixed rate reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated statement of financial condition at

         December 31, 1997 and 1996. Securities sold under agreements to repurchase are collateralized by U.S. Government Treasury notes and U.S. Government agency notes with an aggregate carrying value of $24,638,000, accrued interest of $411,900, and a market value of $24,826,000 at December 31, 1997. All agreements are short-term obligations and have a weighted interest rate of 4.39% at December 31, 1997. All securities underlying agreements are held by an independent safekeeping agent and all agreements are to repurchase the same securities. Securities sold under agreements to repurchase averaged $11,427,000 and $8,170,000 during the years ended December 31, 1997 and 1996, respectively. The maximum amount outstanding at any month-end during the year ended December 31, 1997 was $16,596,000 and the maximum outstanding at any month-end during the year ended December 31, 1996 was $14,613,000.

10.      Shareholders' Equity

                  The Company's ability to pay cash dividends on its Common Stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents. At December 31, 1997, these amounts were $15,586,000 and $9,407,000, respectively. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year-to-date net income plus net profits for the preceding two years. With the approval of the Florida Department of Banking and Finance (the "Department"), the Bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but, first, 20% of the net profits for the preceding period, as is covered by the dividend, must be transferred to the surplus fund of the Bank until the fund at least equals the amount of the Bank's Common Stock then issued and outstanding. In addition, the Bank shall not declare any dividend if its net income from the current year, combined with the retained net income for the preceding two years, is a loss or if the dividend would cause the capital account of the Bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency. The Bank paid $5,660,000 and $3,673,000 in dividends to the Company during the years ended December 31, 1997 and 1996, respectively.

                  In November 1995, the Company issued 2,070,000 and 1,035,000 shares of Common and non-voting Series C Preferred Stock, respectively. Each share of Series C Preferred Stock can be converted at any time, at the option of the holder, into 1.55 shares of the Company's Common Stock at a conversion price of $6.45 per common share. The Series C Preferred Stock bears a dividend rate of 7.0% on its stated value of $10.00 per share. The Series C Preferred Stock can be redeemed at the Company's option any time after November 30, 1999 at a redemption price ranging from $10.00 per share to $10.42 per share, subject to certain events. The Series C Preferred Stock can also be redeemed by the Company prior to November 30, 1999 if the Common Stock has a closing bid price which is at least 140% of the conversion price for 20 consecutive trading days prior to the date of the notice of redemption.

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

11.      Stock Option and Other Incentive Plans

                  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options as described in Note 1. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                  The Company's 1997 Performance Incentive Plan (the "Plan") authorizes the issuance of stock options, restricted stock, stock appreciation rights ("SARS"), performance units, performance shares, phantom stock and dividend equivalents to all directors, officers and employees of the Company and the Bank for up to 2,000,000 shares of the Company's common stock. The term of any options or SARS may not exceed ten years from the date of grant. The vesting and exercise terms will be determined by the committee administering the Plan.

                  As indicated in the table below 498,000 stock options were issued in the year ended December 31, 1997 under the Plan. The effect of applying SFAS 123's fair value method to the Company's stock based awards results in net income and earnings per share that are not materially different from the amounts reported.

                  The balance, activity, exercise price, and expiration dates of the Company's options for the year ended December 31, 1997 and 1996 and the nine months ended December 31, 1995 are as follows:

====================================================================================================================================
                                                                   Options
------------------------- ------------------------------------------------------------------------------------------
Balance March 31, 1995,
   as restated                 78,663        6,000       10,000        78,704       97,024       35,750       57,200
Issued
Expired
Exercised                                                             (2,668)
------------------------- -----------  -----------  -----------  ------------ ------------ ------------ ------------
Balance December 31, 1995,
   as restated                 78,663        6,000                     76,036       97,024       35,750       57,200
Issued                         25,957
Expired
Exercised                     (3,365)                                                                        (7,150)
Forfeits
------------------------- -----------  -----------  -----------  ------------ ------------ ------------ ------------
Balance December 31, 1996,
   as restated                101,255        6,000                     76,036       97,024       35,750       50,050
Issued
Exercised                   (101,255)      (6,000)     (10,000)      (10,672)                               (21,450)
Forfeited
------------------------- -----------  -----------  -----------  ------------ ------------ ------------ ------------
Balance December 31, 1997                                              65,364       97,024       35,750       28,600
========================= ===========  ===========  ===========  ============ ============ ============ ============
Exercise Price                  $2.50        $5.00        $6.50         $2.62        $2.48        $1.14        $1.65
Expiration Date              01/01/99      12/5/97      12/5/97      02/24/98      9/25/01     10/24/01     03/14/03
====================================================================================================================================

====================================================================================================================================
                                                Options (Continued)
-------------------------------------------------------------------------------------------------------------------
Balance March 31, 1995,
   as restated                   42,000        1,199,627                                                     14,768
Issued
Expired
Exercised
-------------------------- ------------  --------------- -------------- -------------- -------------- -------------
Balance December 31, 1995,
   as restated                   42,000        1,199,627                                                     14,768
Issued                                                           95,810
Expired
Exercised                                      (103,662)                                                    (4,622)
Forfeits                                         (9,880)
-------------------------- ------------  --------------- -------------- -------------- -------------- -------------
Balance December 31, 1996,
   as restated                   42,000        1,086,085         95,810                                      10,146
Issued                                                                         340,000        158,000
Expired                                                                                                     (2,000)
Exercised                                      (715,650)       (80,795)                                     (2,622)
Forfeited                                                                                    (25,000)
-------------------------- ------------  --------------- -------------- -------------- -------------- -------------
Balance December 31, 1997        42,000          370,435         15,015        340,000        133,000         5,524
========================== ============  =============== ============== ============== ============== =============
Exercise Price                    $3.33            $2.08          $2.46          $9.13         $10.38         $2.50
Expiration Date                  6/1/03         04/14/04        9/26/06        8/20/07        9/15/07             *
-------------------------- ------------  --------------- -------------- -------------- -------------- -------------
*  4,622 options expire annually
-------------------------- ------------  --------------- -------------- -------------- -------------- -------------
====================================================================================================================================

                  The balance, activity, exercise price, and expiration dates of the Company's warrants, and equity contracts for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995 are as follows:

===================================================================================================================================
                                                           Warrants                                 Equity Contracts
---------------------------------------- -------------------------------------------- -----------------------------------
Balance March 31, 1995, as restated                     165,216               511,153                   660,968
Issued
Exercised                                                                   (211,300)                 (634,476)
Canceled                                               (27,536)                                        (26,492)
---------------------------------------- ----------------------  -------------------- -------------------------
Balance December 31, 1995, as restated                  137,680               299,853
Issued                                                                       (31,727)
Exercised                                                                   (268,126)
Canceled
---------------------------------------- ----------------------  -------------------- -------------------------
Balance December 31, 1996, as restated                  137,680
Expired
Exercised
---------------------------------------- ----------------------  -------------------- -------------------------
Balance December 31, 1997                               137,680
======================================== ======================  ==================== =========================
Exercise Price                                            $5.00                 $3.90                     $2.90
Expiration Date                                         11/1/00               1/22/96                    5/1/96
====================================================================================================================================

                  All the warrants and equity contracts listed in the table above were exercisable from the date issued. Options with exercise prices of $2.48, $2.62 and $3.33 were exercisable from the date issued.

         Options with exercise prices of $2.50 and $5.00 are exercisable at various dates in accordance with employment contracts. Options with exercise prices of $1.14, $1.65, $2.08 and $2.46 were exercisable one year from the date issued. Options with exercise prices of $9.13 and $10.38 are exercisable three years from the date issued.

                  The price of all options, warrants and equity contracts issued was equal to the market value of the stock at the time of issuance. Accordingly, no compensation expense was recognized.

                  On December 20, 1995, the Company awarded stock appreciation rights ("SARs") to two executives and to its non-employee directors. The balance, activity, price and vesting/exercisable dates are as follows:

================================================================================
Balance December 31, 1995      220,000            620,000
Balance December 31, 1996      220,000            620,000
Exercised                     (75,000)
----------------------------------------------------------------------
Balance December 31, 1997      145,000            620,000
======================================================================
Base Price                      $5.75              $8.00
Vesting/Exercisable Date       1/1/97             1/1/98
================================================================================

                  All unexercised SARs expire on January 1, 2006. Compensation expense, equal to the difference in the market price of the Company's common stock and the base price of the SARs, will be recognized during the vesting period and will be adjusted in subsequent periods for changes in the market price. The Company recognized $1,887,000 in compensation expense associated with SARs during the year ended December 31, 1997. No compensation expense was recognized for SARs during the year ended December 31, 1996 and the nine months ended December 31, 1995.

12.      Capital Compliance

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1997, the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

                  As of December 31, 1997, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no actual conditions or events since that notification that management believes have changed the Bank's category.

                  The following table shows the actual capital amounts and ratios of the Bank, minimum capital requirements and well capitalized requirements:

====================================================================================================================================
                                                                 Minimum for                     Minimum for
                                     Actual                   Capital Adequacy                Well Capitalized
(dollars in thousands)          Amount          Ratio            Amount          Ratio             Amount      Ratio
------------------------- ------------  ------------- ----------------- --------------  -----------------  ---------
As of December 31, 1997:
         Total risk based      $74,629          11.9%           $50,242           8.0%            $62,802      10.0%
         capital
         Tier 1 risk based     $67,586          10.8%           $25,121           4.0%            $37,681       6.0%
         capital
         Leverage capital      $67,586           7.8%           $34,819           4.0%            $43,524       5.0%
As of December 31, 1996,
 as restated:
         Total risk based      $76,012          13.6%           $44,846           8.0%            $56,058      10.0%
         capital
         Tier 1 risk based     $69,668          12.4%           $22,423           4.0%            $33,635       6.0%
         capital
         Leverage capital      $69,668           8.9%           $31,354           4.0%            $39,192       5.0%
====================================================================================================================================

                  The following table shows the capital amounts and ratios of the Company:

====================================================================================================================================
                                                                       Actual
(dollars in thousands)                                                 Amount                            Ratio
------------------------------  --------------------------------------------- --------------------------------
As of December 31, 1997:
         Total risk based capital                                     $83,734                            13.3%
         Tier 1 risk based capital                                    $76,691                            12.2%
         Leverage capital                                             $76,691                             8.8%
As of December 31, 1996, as restated:
         Total risk based capital                                     $84,813                            14.6%
         Tier 1 risk based capital                                    $78,472                            13.5%
         Leverage capital                                             $78,472                             9.9%
====================================================================================================================================

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

                  At December 31, 1997, the Bank had adjustable rate commitments to extend credit and standby letters of credit of approximately $80,000,000, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines-of-credit secured by commercial real estate or other business assets and one-to-four family residential properties.

                  The   Company  and  its   subsidiaries   have   entered   into
         noncancellable   operating  leases  (See  Note  14  for  related  party
         transactions) with future minimum lease payments of the following:

================================================================================
                  (in thousands)
-----------------------------------------------------------------------------
                  1998                                                 $2,258
                  1999                                                  1,804
                  2000                                                  1,217
                  2001                                                    944
                  2002                                                    773
                  Thereafter                                            3,533
----------------------------------- ------------- ---------------------------
                                                                      $10,529
================================================================================

                  Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Company subleases portions of the leased space. Future minimum lease payments to be received by the Company amounts to $206,000, $72,000 and $4,000 in 1998, 1999 and 2000, respectively.

                  The Company has a non-qualified unfunded retirement plan for three present executives and one former executive of the Company. Pension costs, consisting of service costs and interest costs, amounted to $148,000, $141,000 and $90,000, for the years ended December 31, 1997, 1996 and the nine months ended December 31, 1995, respectively. The retirement benefit to the employee will range between 30% to 70% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age 62. A discount rate of 7% and a rate of compensation increase of 4% is used to measure the projected benefit obligation. The net pension liability (all vested) at December 31, 1997 and 1996 was $321,000 and $821,000,
         respectively.

                  The Company established a non-qualified unfunded retirement plan in February 1997 for seven directors of the Company. Benefit costs associated with the Plan amounted to $42,000 for the year ended December 31, 1997. The annual retirement benefit for the directors will be 75% of the final fees paid in the calendar year of the director's termination of service for a duration of 180 months.

                  In October 1991, the Company established a 401(k) plan covering substantially all employees. The employer contribution to the 401(k) plan is determined annually by the Board of Directors. Expense under the plan for the years ended December 31, 1997 and 1996 amounted to $321,000 and $329,000, respectively. The expense under the plan for the nine months ended December 31, 1995 amounted to $286,000.

                  The Company has employment agreements with two executives which provide for severance arrangements in the event of involuntary termination from a change in control (as defined) of the Company.

                  In addition to the above commitments and contingencies, there are various matters of litigation pending against the Company that management has reviewed with legal counsel. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

14.      Related Party Transactions

                  A Director of the Company and the Bank owns an appraisal firm which receives fees from the Bank for appraisals of real estate relating to various residential loan transactions. During the years ended December 31, 1997, and 1996 such fees aggregated approximately $62,000 and $50,000, respectively, and $58,000 for the nine months ended December 31, 1995.

                  The Bank leases two of its branch locations from entities with which former board members are directly affiliated. The leases have been accounted for as operating leases. These leases provide for agreed-upon rent increases over the lease terms, expire through 2018, and generally contain renewal options. During the years ended December 31, 1997 and 1996, the Bank paid the related parties approximately $221,000 and $165,000, respectively, and $115,000 during the nine months ended December 31, 1995, under the terms of the leases.

                  An analysis of the activity of the aggregate loans to officers and directors is as follows:

================================================================================
(in thousands)
------------------------------------------------------------------
Balance March 31, 1995, as restated                         $3,662
Additions                                                    1,023
Principal reductions                                         (716)
------------------------------------------------------------------
Balance December 31, 1995, as restated                       3,969
Additions                                                      947
Principal reductions                                       (2,147)
------------------------------------------------------------------
Balance December 31, 1996, as restated                       2,769
Additions                                                      926
Principal reductions                                       (1,222)
------------------------------------------------------------------
Balance December 31, 1997                                   $2,473
================================================================================

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

16.      Income Taxes

                  Net deferred tax assets are included in other assets on the consolidated balance sheets at December 31, 1997 and 1996. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

====================================================================================================================================
                                                                             December 31,        December 31,
(in thousands)                                                                       1997                1996
-------------------------------------------------------------------- -------------------- -------------------
Deferred tax assets:                                                                               (Restated)
Net operating loss                                                                   $690                $878
Loan loss provision                                                                 1,142                 594
Deferred compensation                                                                 259                 165
Depreciation                                                                           17                 123
Deferred loan fees                                                                    327                 323
Investment basis                                                                       34                  34
OREO expenses                                                                         258                 194
Other                                                                                                   1,489
-------------------------------------------------------------------- -------------------- -------------------
                                                                                    2,727               3,800
Valuation allowance                                                                 (699)             (1,777)
-------------------------------------------------------------------- -------------------- -------------------
Deferred tax assets, net of allowance                                               2,028               2,023
Deferred tax liabilities:
Excess servicing rights                                                                11                 107
Depreciation                                                                                              106
Other                                                                                   1                  49
-------------------------------------------------------------------- -------------------- -------------------
Total                                                                                  12                 262
-------------------------------------------------------------------- -------------------- -------------------
Net deferred tax asset                                                             $2,016              $1,761
===================================================================================================================================


                  Significant components of the provision for income taxes for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995 are as follows:

====================================================================================================================================
                                                              Year Ended                     Nine Months Ended
                                                             December 31,                         December 31,
(in thousands)                                            1997                     1996                   1995
--------------------------------------------  ----------------  ----------------------- ----------------------
Current expense:                                                             (Restated)             (Restated)
         Federal                                        $1,456                   $3,712                 $2,694
         State                                             196                      575                    404
--------------------------------------------  ----------------  ----------------------- ----------------------
                                                         1,652                    4,287                  3,098
--------------------------------------------  ----------------  ----------------------- ----------------------
Deferred (benefit) expense :
         Federal                                         (420)                    (393)                    277
         State                                            (45)                     (20)                     14
--------------------------------------------  ----------------  ----------------------- ----------------------
                                                         (465)                    (413)                    291
                                                        $1,187                   $3,874                 $3,389
====================================================================================================================================

                                                        66

                  A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes is as follows for the years ended December 31, 1997 and 1996 and the nine months ended December 31, 1995:

====================================================================================================================================
                                                                Year Ended             Nine Months Ended
                                                               December 31,               December 31,
(in thousands)                                                     1997              1996                 1995
----------------------------------------------  -----------------------  ---------------- --------------------
                                                                               (Restated)           (Restated)
Income taxes at federal rate                                     $1,018            $3,956               $3,271
Differences resulting from:
       State income taxes, net of federal tax benefit                99               360                  330
      Change in valuation allowance                             (1,078)             (303)
      Merger expenses                                             1,029
       Amortization of goodwill                                     192               160                   56
       Tax exempt investment income                               (249)             (258)                (184)
       Other, net                                                   176              (41)                 (84)
----------------------------------------------  -----------------------  ---------------- --------------------
Income taxes                                                     $1,187            $3,874               $3,389
====================================================================================================================================

                  As of December 31, 1997, the Company had net operating loss carryforwards, acquired in connection with mergers, of approximately $1,837,000 for income tax purposes that expire over various time periods through the year 2008. As a result of the ownership changes, the utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. At December 31, 1997, a valuation allowance of approximately $699,000 is recorded primarily to offset the deferred tax assets related to the net operating loss carryforwards resulting from the Governors merger. If realized, the tax benefit for these operating loss carryforwards will be applied to reduce goodwill related to this merger. Goodwill was reduced $320,000 in 1996 due to the tax benefit from the utilization of the Governors net operating loss carryforward.

17.      Earnings per Share

                  The following table sets for the computation of basic and diluted earnings per share:

===================================================================================================================================
                                                                                             Nine Months Ended
                                                                Year Ended December 31,           December 31,
( in thousands except per share data)                                  1997            1996               1995
------------------------------------------------------------ --------------  --------------  -----------------
Numerator:                                                                       (Restated)         (Restated)
Net income                                                           $1,806          $7,764             $6,232
Preferred stock dividends                                             (708)           (886)              (329)
------------------------------------------------------------ --------------  --------------  -----------------
Numerator for basic earnings per share -
 income available to common stock holders                             1,098           6,878              5,903
Effect of dilutive securities:
Preferred stock dividends                                                               158                329
------------------------------------------------------------ --------------  --------------  -----------------
Numerator for diluted earnings per share
- income available to common
  stockholders after assumed conversions                             $1,098          $7,036             $6,232
============================================================ ==============  ==============  =================
Denominator:
Denominator for basic earnings per share
  - weighted-average shares                                          22,070          21,112             18,481
Effective of dilutive securities:
Employee stock options                                                  814             963              1,317
Convertible preferred stock                                                             463                992
------------------------------------------------------------ --------------  --------------  -----------------
Dilutive potential common shares                                        814           1,426              2,309
------------------------------------------------------------ --------------  --------------  -----------------
Denominator for diluted earnings per share
   - adjusted weighted-average shares
         and assumed conversions                                     22,884          22,538             20,790
============================================================ ==============  ==============  =================
Basic earnings per share                                              $0.05           $0.33              $0.32
Diluted earnings per share                                            $0.05           $0.31              $0.30
====================================================================================================================================

                  At December 31, 1997, 133,000 stock options at an exercise price of $10.38 and 948,996 shares of convertible preferred stock convertible into 1,470,944 shares of common stock were outstanding that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the year ended December 31, 1997 (See Note 11). The effect of these shares is antidilutive to diluted earnings per share for the year ended December 31, 1997. In addition, 330,500 stock options at an exercise price of $9.00 were issued on January 28, 1998. The effect of this issuance would be antidilutive to earnings per share for the year ended December 31, 1997.

18.      Parent Company Financial Information

====================================================================================================================================
STATEMENTS OF FINANCIAL CONDITION                                     December 31,               December 31,
(in thousands)                                                                1997                       1996
------------------------------------------------------ --------------------------- --------------------------
Assets:                                                                                            (Restated)
Investments in and advances to subsidiaries                                $76,506                    $78,443
Cash and cash equivalents                                                    9,467                      9,102
Investments available-for-sale                                                 563
Other assets                                                                     9                         81
------------------------------------------------------ --------------------------- --------------------------
Total                                                                      $86,545                    $87,626
------------------------------------------------------ --------------------------- --------------------------
Liabilities and Shareholders' Equity:
Accounts payable and accrued expenses                                         $389                       $323
Shareholders' Equity:
Preferred stock                                                              9,490                     10,350
Common stock                                                                   227                        216
Additional paid-in-capital                                                  53,781                     50,864
Retained earnings                                                           22,090                     25,927
Unrealized gain (loss) on investments available-for-sale, net of taxes         568                       (54)
------------------------------------------------------ --------------------------- --------------------------
Total shareholders' equity                                                  86,156                     87,303
------------------------------------------------------ --------------------------- --------------------------
Total                                                                      $86,545                    $87,626
====================================================================================================================================

====================================================================================================================================
STATEMENTS OF INCOME                                                  Year Ended            Nine Months Ended
                                                                     December 31,                December 31,
(in thousands)                                                        1997            1996               1995
---------------------------------------------------------- ---------------  --------------  -----------------
Income:                                                                         (Restated)         (Restated)
Interest                                                              $412            $447               $196
Other                                                                   96             123                134
---------------------------------------------------------- ---------------  --------------  -----------------
Total                                                                  508             570                330
---------------------------------------------------------- ---------------  --------------  -----------------
Expenses:
Interest                                                                                                   31
General and administrative                                             395             293                207
Merger expenses                                                         98
---------------------------------------------------------- ---------------  --------------  -----------------
Total                                                                  493             293                238
Income before equity in undistributed
 earnings of subsidiary and income tax expense                          15             277                 92
Income tax expense                                                      34             101                 33
---------------------------------------------------------- ---------------  --------------  -----------------
(Loss) income before equity in undistributed earnings of subsidiary   (19)             176                 59
Equity in undistributed earnings of subsidiary                       1,825           7,588              6,173
---------------------------------------------------------- ---------------  --------------  -----------------
Net income                                                          $1,806          $7,764             $6,232
====================================================================================================================================

====================================================================================================================================
STATEMENTS OF CASH FLOWS                                                         Year Ended  Nine Months Ended
(in thousands)                                      December 31, 1997    December 31, 1996   December 31, 1995
------------------------------------------------- ------------------- --------------------  ------------------
Operating Activities:                                                           (Restated)          (Restated)
Net income                                                     $1,806               $7,764              $6,232
Adjustments  to  reconcile   net  income  to
  net  cash  provided  by  operating
  activities:
Dividends received from Bank                                    5,660                3,673               1,985
Other                                                             138                (416)                 472
------------------------------------------------- ------------------- --------------------  ------------------
Net cash provided by operating activities                       7,604               11,021               8,689
------------------------------------------------- ------------------- --------------------  ------------------
Investing Activities:
Additional investment in subsidiary                           (3,164)             (18,006)            (11,158)
Purchases of investments available-for-sale                     (500)
------------------------------------------------- ------------------- --------------------  ------------------
Net cash used in investing activities                         (3,664)             (18,006)            (11,158)
------------------------------------------------- ------------------- --------------------  ------------------
Financing Activities:
Sale of common and preferred
  stock, net of stock issuances costs                                                                   19,404
Cash dividends                                                (5,643)              (3,796)             (2,086)
Other, net                                                      2,068                1,298               2,638
------------------------------------------------- ------------------- --------------------  ------------------
Net cash (used in) provided by financing activities           (3,575)              (2,498)              19,956
------------------------------------------------- ------------------- --------------------  ------------------
Increase(decrease) in cash and cash equivalents                   365              (9,483)              17,487
Cash and cash equivalents at beginning of period                9,102               18,585               1,098
------------------------------------------------- ------------------- --------------------  ------------------
Cash and cash equivalents at end of period                     $9,467               $9,102             $18,585
====================================================================================================================================

19.      Fair Values of Financial Instruments

                  The following is a disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from its disclosure requirements. Accordingly, the aggregate fair value amount presented does not represent the underlying value of the Company.

                  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amounts reported in the balance sheet for these assets approximate their fair values.

         Investments available-for-sale and held to maturity: Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans receivable: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain fixed rate mortgage loans (e.g., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of mortgage-backed securities are based on quoted market prices.

         Loans held for sale: The fair value represents the anticipated proceeds from sale of the loans.

         Off-balance-sheet instruments: Fair values for the Company loan commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counterparties' credit standing. The aggregate fair value of loan commitments is not material.

         Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (e.g., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual monthly maturities on time deposits. The fair value of demand deposits is the amount payable on demand, without adjusting for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is not considered in the above fair value amount nor is it recorded as an intangible asset in the balance sheet.

         Other borrowings: The fair values of FHLB advances, securities sold under agreements to repurchase and notes payable are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

         Bank drafts payable: The fair value of bank drafts payable is assumed to equal its carrying value due to its short maturity.

         The estimated fair values of the Company's financial instruments at December 31 are as follows:

====================================================================================================================================
                                                        1997                                 1996
                                             Carrying            Fair           Carrying            Fair
(in thousands)                                Amount            Value            Amount            Value
---------------------------------------- ---------------- ------------------  ------------- --------------------
Financial assets:                                                                         (Restated)
Cash and cash equivalents                        $134,274           $134,274       $100,299             $100,299
Investments available-for-sale                    116,199            116,199        106,130              106,130
Investments held to maturity                       10,277             10,305         45,818               46,003
Loans receivable - net                            617,392            618,578        542,867              537,036
Loans held for sale                                13,565             13,828          7,773                7,850
Financial liabilities:
Deposits                                         $742,263           $744,861       $700,700             $703,166
FHLB advances                                      85,000             85,000         30,000               30,000
Securities sold under agreements to repurchase     14,443             14,443         14,613               14,613
Bank drafts payable                                 5,769              5,769          4,214                4,214
Notes payable                                       1,130              1,050          1,230                1,143
====================================================================================================================================

20.      Subsequent Events

                  On  March  9,  1998,  the  Company  called  the 7%  Cumulative
         Convertible Preferred Stock Series C for redemption on April 30, 1998 ("Redemption Date"). The Series C preferred stock becomes payable and ceases to accrue dividends on the Redemption Date. Upon surrender of the Series C preferred stock certificate for redemption, the holder will receive the redemption price of $10.00 per share, or alternatively, may receive 1.55 shares of the Company's common stock for each share of Series C preferred stock. In connection with the redemption approximately 1,470,000 shares of the Company's common stock may be issued for the redemption of the Series C preferred stock.

                  The Company and the Bank are currently negotiating a definitive agreement with another financial institution (the "Institution") whereby the Instituion will merge with the Bank. The definitive agreement will provide for a conversion rate whereby shareholders of the Institution will receive shares of the Company's common stock. Management estimates the Company will issue approximately 1,200,000 shares of RSFC common stock for all outstanding common shares of the Institution in a tax free exchange. Management anticipates the transaction will be accounted for as a pooling-of-interests. The Institution is headquartered in Florida with two branch locations, with total assets, loans, deposits and equity of $150,000,000, $109,000,000, $137,000,000 and $8,000,000, respectively, as of December 31, 1997. The transaction will be subject to regulatory approvals and approval by the Instituion's shareholders.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors and Shareholders
Republic Security Financial Corporation


         We have audited the accompanying consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1997 and 1996 , and the nine-month transition period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of County Financial Corporation and subsidiaries which was acquired by Republic Security Financial Corporation in 1997 and accounted for under the pooling-of-interests method (see Note 2), which statements reflect total assets of $245.9 million as of December 31, 1996, and total revenues of $21 million and $16 million for the year ended December 31, 1996 and the nine month transition period ended December 31, 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for County Financial Corporation and subsidiaries is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the nine-month transition period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

West Palm Beach, Florida
February 16, 1998, except for the first and second paragraphs of Note 20 as to which the dates are March 9, 1998 and March 19, 1998, respectively

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
 County Financial Corporation:

We have audited the consolidated balance sheet of County Financial Corporation and subsidiaries (the "Company"), as of December 31, 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 and for the nine months ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and for the nine months ended December 31, 1995 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
February 21, 1997

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS

                  Directors

                           George M.  Apelian,  66, has been a  Director  of the
                  Company since December 1997 when the Company acquired County Financial Corporation ("CFC"). Mr. Apelian served as President and director of CFC since 1984 and as President, Chief Executive Officer and director of County National Bank of South Florida ("County") since 1984. Mr. Apelian has been in the banking industry since 1958.

                           Paula  Berliner,  54,  has  been  a  Director  of the
                  Company since June 1997, when the Company acquired Family Bank and was a Director of Family Bank since its inception in 1986. Ms. Berliner has been Vice President and Director of Acorn Venture Capital Corporation, a public venture capital company traded on the Nasdaq Small-Cap Market, since June 1992.

                         Dr.  Thomas F.  Carney,  71, has been a Director of the
                    Company since December 1997, when the Company acquired CFC. He served as a member of the Board of Directors of County since 1962 and as Chairman of the Board of County since
                    1967. Dr. Carney served as a member of the Board of Directors of CFC since 1984.

                           Joseph D.  Cesarotti,  69, has been a Director of the
                  Company since June 1997, when the Company acquired Family Bank and was a Director of Family Bank since its inception in 1986. Mr. Cesarotti has been retired since June 1992. Prior to his retirement and from 1956, Mr. Cesarotti served as President and Chief Executive Officer of Sungraf Inc., a sign manufacturing company.

                           Mary Anna  Fowler,  70,  has been a  Director  of the
                  Company since June 1997, when the Company acquired Family Bank and was a Director of Family Bank since its inception in 1986. Since 1991, Ms. Fowler has been Vice President of Exotic Gardens, Inc., a florist company.

                           H. Gearl Gore, 50, has been a Director and the Secretary of the Company since its inception. He has been the President of H. Gearl Gore, Inc., a real estate appraisal firm in Jupiter, Florida since 1983. Mr. Gore has been the President and Chief Operating Officer of Northco Investment Properties, Inc., a real estate brokerage firm in Jupiter, Florida, from 1981 to present.

                           Richard  J.  Haskins,  48,  has been  Executive  Vice
                  President and Chief Financial Officer of the Company and the Bank since 1989, Senior Vice President of the Company and the Bank since August 1984, and a Director of the Company and the Bank since 1986. For ten years prior to 1984, he had been an accountant with the West Palm Beach, Florida office of Deloitte Haskins & Sells, certified public accountants, where he held the position of Manager.

                         Eugene W.  Hughes,  Jr., 65, has been a Director of the
                    Company since June 1997, when the Company acquired Family Bank and was a Director of Family Bank since its inception in 1986. Mr. Hughes served as Vice President and Chief Financial Officer of Family Bank from August 1988 to December 31, 1994. Mr. Hughes is currently retired.

                           Thomas J. Langan, Jr., 77, has been a Director of the
                  Company since December 1997, when the Company acquired CFC. He served as a Director of Carney Bank from 1991 until the merger with County in 1996 when he became a director of CFC and County. Mr. Langan was in the banking profession from 1949 to 1983.

                           Lennart E.  Lindahl,  Jr., 54, has been a Director of
                  the Company since its inception. From 1970 through 1994, he was President of Lindahl, Browning, Ferrari & Hellstrom, Inc., Consulting Engineers in Jupiter, Florida, and currently serves as Chairman of the Board. He is past chairman of the Economic Council of Palm Beach County and past president of the Palm Beach County Development Board. Additionally, he currently serves as a member and past Chairman of the Florida Inland Navigation District.

                           Mary McCarty,  43, has been a Director of the Company
                  since December 1997 when the Company acquired CFC. Ms. McCarty served as a Director of CFC and County since May 1997. She was elected to District IV Palm Beach County Commission in November 1990 and continues to serve in such position. She was voted Chair of the Palm Beach Commission in November of 1992.

                           Carol R. Owen, 62, has been a Director of the Company
                  since June 1997, when the Company acquired Family Bank and was a Director, Chief Executive Officer and President of Family Bank since its inception in 1986.

                           Richard C.  Rathke,  66,  has been a Director  of the
                  Company since its inception. He has been the President of RCR Enterprises, Inc., a real estate development firm in Jupiter, Florida, since 1979.

                           Rudy E.  Schupp,  47,  has been  President  and Chief
                  Executive Officer of the Company since 1985, and the President and Chief Executive Officer of the Bank since its inception. From 1980 to 1984, Mr. Schupp was employed by AmeriFirst Bank, FSB, Miami, Florida, where he held the position of Division Vice President and, previously, was Senior Vice President and Division Manager of the Orlando Division of AmeriFirst Bank, FSB.

                           Victor  Siegel,  M.D., 50, has been a Director of the
                  Company since 1989. He is a physician and surgeon specializing in Obstetrics and Gynecology and has been practicing in Palm Beach County since January 1982. He has been Chief of the Department of Obstetrics and Gynecology at Wellington Hospital since 1993. He is also on the Board of Directors for the non profit Jupiter Theater of the Performing Arts.

                           William F. Spitznagel, 71, has been a Director of the
                  Company since its inception through December 31, 1986 and from February 21, 1987 to present. He was Chairman and President of Roadway Services, Inc., a motor freight company, from 1978 until his retirement in 1981.

                           Bruce E. Wiita,  M.D., 60, has been a Director of the
                  Company since its inception. He is a surgeon and urologist practicing in Jupiter and Palm Beach Gardens since 1973. He is the former Chief of Staff of the Jupiter Hospital and Chief of Surgery of the Palm Beach Gardens Hospital and Jupiter Hospital. Currently, he is a Director of the American Heritage Management and Development Corporation, a real estate development company, and Chairman of the DevMed Group Inc., a medical device manufacturing corporation.

                           William  Wolfson,  69,  has  been a  Director  of the
                  Company since 1993. He has been a certified public accountant since 1960 and in 1995 retired as senior partner in the accounting firm of Wolfson, Milowsky, Melzer, Ettinger & Wieselthier, P.C.

                  Executive Officers

                           Bruce Keir, 45, has been  Executive  Vice  President,
                  Broward County, of the Company since June 1997, when the Company acquired Family Bank. Prior to the acquisition he was the Executive Vice President of Family Bank for 6 years.

                           Andy  Kirkman,  42, has been Senior  Vice  President,
                  Personal Banking, of the Company since August 1995. Prior to joining the Company he was Vice President and Hub Manager with First Union Bank for 10 years.

                           Nancy Nadeau, 47, has been Vice President, Facilities
                  and Systems Operations Administration, of the Company since September 1994. Prior to joining the Company she was Vice President, Branch Manager with Sun Bank.

                           Carla  H.  Pollard,  32,  has  been  Vice  President,
                  Controller of the Company since June 1994. Prior to joining the Company she was with the accounting firm KPMG Peat Marwick for 4 years.

                           Rogar  Savage,  51, has been Senior  Vice  President,
                  Business Banking, of the Company since September 1992. Prior to joining the Company he was President and Chief Executive Officer of First National Bank of Lake Park for 5 years.

                           Joan Schimelman,  38, has been Senior Vice President,
                  Director of Human Resources and Training, of the Company since May 1993. Prior to joining the Company she was Vice President, Human Resources with Flagler National Bank.

                           Tom Tribby,  54, has been Division  President,  Trust
                  and Investment Services, of the Company since July 1997. Prior to joining the Company he was Trust Consultant for the states of Arizona and Utah with Banc One Trust Company of Ohio in Phoenix, Arizona.

                           Jon  Williams,  46, has been Senior  Vice  President,
                  Loan Administration, of the Company since June 1992. Prior to joining the Company he was Vice President, Portfolio Manager, for Security First Federal Savings Bank in Daytona Beach for 7 years.


ITEMS 11, 12, and 13:      EXECUTIVE COMPENSATION, BENEFITS AND RELATED MATTERS

                           The   information   required  under  these  items  is
                  contained in the Company's 1998 Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year end. This information is incorporated herein by reference.

ITEM 14:         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      a)       Documents files as a part of the Report:
              1)      Financial Statements:
                      The financial statements required by
                      this item are  included  in Part II,
                      Item 8 of this Report.
              2)      Financial Statement Schedules:
                      The  financial   statement  shedules
                      required  by this item are  included
                      in Part II, Item 8 of this Report.

     3) Exhibits:

     The following is a list of all exhibits filed as a part of this Report:

             Exhibit  Description of Document
                3(a)  Articles of Incorporation, as amended of Republic
                      Security Financial Corporation (1)
                 (b)  Bylaws, as amended, of Republic Security Financial
                      Corporation (1)
                4(a)  Form of Common Stock Certificate of Republic
                      Security Financial Corporation (1)
                 (b)  Form of Series C Preferred Stock Certificate and
                      Designations, Relative Rights, Preferences and
                      Limitations (2)
                 (c)  Rights Agreement by and between Republic
                      Security Financial Corporation and IBJ Schroder
                      Bank and Trust Company (3)
             10  (a)  Employment Agreement between Republic
                      Security Financial Corporation and R.E. Schupp, as
                      amended (4)
                 (b)  Employment Agreement between Republic
                      Security Financial Corporation and Richard J.
                      Haskins, as amended (4)
                 (c)  Forms of Supplemental Executive Retirement Plan
                      Agreements (1)
                 (d)  Supplemental Executive Reirement Program
                      Agreement - Richard J. Haskins (1)
                 (e)  Supplemental Executive Reirement Program
                      Agreement - R.E. Schupp (1)
                 (f)  Restricted Stock Plan (5)
                 (g)  Restricted Stock Plan Agreement - Richard J.
                      Haskins (5)
                 (h)  Restricted Stock Plan Agreement - R.E. Schupp (5)
                 (i)  Stock Appreciation Rights Agreement between
                      Republic Security Financial Corporation and Rudy
                      E. Schupp (6)
                 (j)  Stock Appreciation Rights Agreement between
                      Republic Security Financial Corporation and
                      Richard J. Haskins (6)
                 (k)  Stock Appreciation Rights Agreement between
                      Republic Security Financial Corporation and non-
                      employee directors (6)
                 (l)  Republic Security Financial Corporation 1997
                      Performance Incentive Plan (7)
                 (m)  Employment Agreement with Carol Owen (7)
                 (n)  Employment Agreement with Bruce Keir (7)
                 (o)  Employment Agreement with George Apelian (8)
                 (p)  Employment Agreement with Richard Kuci (8)
             21       Subsidiaries of Republic Security Financial
                      Corporation
             23       Consent of Ernst & Young LLP
             27       Financial Data Schedule
             All other Exhibits are omitted because they are not applicable
             (1)      Incorporated by reference to Registration
                      Statement on Form S-1, File No. 2-99505
             (2)      Incorporated by reference to Registration
                      Statement on Form S-1, File No. 33-62847
             (3)      Incorporated by reference to
                      Form 8-K, as filed with the Securities
                      and Exchange Commission on April 27, 1995

             (4) Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 24, 1994
             (5) Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on June 28, 1990
             (6) Incorporated by reference to Form 10-K as filed with the Securities and Exchange Commission on March 28, 1996
             (7) Incorporated by reference to Registration Statement on Form S-4, File No. 333-24821
             (8) Incorporated by reference to Registration Statement on Form S-4, File No. 333-36717

     b)  Reports  on Form 8-K

                         During the last quarter of the period  ending  December
                    31, 1997, the Company filed one Form 8-K. The Form 8-K filing, which was dated December 8, 1997, reported the acquisition of County Financial Corporation and County National Bank of South Florida in a stock-for-stock transaction.

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


/s/ George M. Apelian                  March 19, 1998           /s/ Lennart Lindahl                March 19, 1998
--------------------------------------                          ---------------------------------
George M. Apelian, Director                                     Lennart Lindahl, Director
/s/ Paula Berliner                     March 19, 1998           /s/ Mary A. McCarty                March 19, 1998
--------------------------------------                          ---------------------------------
Paula Berliner, Director                                        Mary A. McCarty, Director
/s/ Thomas F. Carney                   March 19, 1998           /s/ Carol R. Owen                  March 19, 1998
--------------------------------------                          ---------------------------------
Thomas F. Carney, Director                                      Carol R. Owen, Director
/s/ Joseph D. Cesarotti, Sr.           March 19, 1998           /s/ Richard C. Rathke              March 19, 1998
--------------------------------------                          ---------------------------------
Joseph D. Cesarotti, Sr., Director                              Richard C. Rathke, Director
/s/ Mary Anna Fowler                   March 19, 1998           /s/ Rudy E. Schupp                 March 19, 1998
--------------------------------------                          ---------------------------------
Mary Anna Fowler, Director                                      Rudy E. Schupp, Director
/s/ H. Gearl Gore                      March 19, 1998           /s/ Victor Siegel                  March 19, 1998
--------------------------------------                          ---------------------------------
H. Gearl Gore, Director                                         Victor Siegel, Director
/s/ Richard J. Haskins                 March 19, 1998           /s/ William F. Spitznagel          March 19, 1998
--------------------------------------                          ---------------------------------
Richard J. Haskins, Director                                    William F. Spitznagel, Director
/s/ Eugene W. Hughes, Jr.              March 19, 1998           /s/ Bruce E. Wiita                 March 19, 1998
--------------------------------------                          ---------------------------------
Eugene W. Hughes, Jr., Director                                 Bruce E. Wiita, Director
/s/ Thomas J. Langan, Jr.              March 19, 1998           /s/ William Wolfson                March 19, 1998
--------------------------------------                          ---------------------------------
Thomas J. Langan, Jr, Director                                  William Wolfson, Director

                                                                     EXHIBIT 21
SUBSIDIARIES OF REGISTRANT


1.       Republic Security Bank, a State Chartered Commercial Bank.

2.       Republic Brokerage Corporation, a Florida corporation.

                                                                     EXHIBIT 23

               Consent of Independent Certified Public Accountants


         We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-02307) pertaining to the Employees' Stock Purchase Plan of Republic Security Financial Corporation and to the incorporation by reference in the Registration Statement (Form S-3 No. 333-2303) of Republic Security Financial Corporation and in the related Prospectus to the Registration Statement (Form S-8 No. 333-33213) pertaining to the 1997 Performance Incentive Plan and to the Registration Statement (Form S-8 No. 333- 33161) pertaining to the Director and Officer Purchase Rights Plans of our report dated February 16, 1998, with respect to the consolidated financial statements of Republic Security Financial Corporation included in this Annual Report (Form 10-K) for the year ended December 31, 1997.



West Palm Beach, Florida
March 19, 1998