Form 10-K/A
period 1997-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1998-03-25
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Amendment
                                    FORM 10-K/A

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

                                       2

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

                                       3

CONSOLIDATED STATEMENTS OF CASH FLOWS
====================================================================================================================================
                                                                               Year ended         Nine months Ended
                                                                              December 31,        December 31,                ,
(amounts in thousands)                                                          1997          1996             1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities:                                                                   (Restated)       (Restated)
Net income                                                                    $1,806        $7,764           $6,232
Adjustments to reconcile net income to net cash
   provided by operating activities, net of effects
   of purchase acquisitions:
Provision for loan losses                                                      1,717           379              434
Depreciation and amortization                                                  3,340         2,832            1,860
Deferred income taxes                                                          (465)         (413)              291
Amortization of deferred loan fees and costs                                   (321)         (329)            (438)
Gain on sale of loans                                                          (379)       (1,053)            (625)
Loan costs deferred                                                            (347)         (241)            (161)
Loans originated for sale                                                   (17,166)      (10,372)         (28,280)
Purchase of loans for sale                                                   (7,975)       (7,773)          (8,572)
Sale of loans and loan participation certificates                             42,176        43,040           48,192
Loss on sale of investments available-for-sale                                   176            46               21
Gain on sale of investments available-for-sale                                 (479)         (214)
Other - net                                                                  (9,206)         3,422            (766)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                     12,877        37,088           18,188
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in branch purchase, net                                                   16,917
Cash and cash equivalents-net acquired in purchase business combination                     15,235
Purchase of investments available-for-sale                                  (64,543)      (88,666)         (11,626)
Proceeds from sale of investments available- for- sale                        93,614        54,730            9,212
Maturities and calls of investments held to maturity                           3,554        17,102           22,617
Purchases of investments held to maturity                                    (7,413)      (27,248)         (15,244)
Loans purchased for investment                                              (45,193)       (2,014)          (1,861)
Net increase in loans                                                       (52,043)      (42,933)          (6,957)
Purchase of property and equipment                                           (5,916)       (2,880)          (2,580)
Other - net                                                                    5,090         2,477            1,943
-------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                         (72,850)      (74,197)           12,421
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                  45,924        42,640            5,404
Net decrease in time deposits                                                (4,361)       (8,406)         (30,116)
Proceeds from common and preferred stock offering
 - net of stock issuance costs                                                                               19,404
Increase in FHLB advances                                                     55,000         5,000           10,000
Cash dividends                                                               (5,643)       (3,796)          (2,086)
Other - net                                                                    3,028         5,455            4,720
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                     93,948        40,893            7,326
-------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                         33,975         3,784           37,935
Cash and cash equivalents at beginning of period                             100,299        96,515           58,580
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $134,274      $100,299          $96,515
====================================================================================================================================

See notes to consolidated financial statements.

                                       4

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

                                         25

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
Thomas J. Langan, Jr, Director                                  William Wolfson, Director

                                                                     EXHIBIT 23

               Consent of Independent Certified Public Accountants


         We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-02307) pertaining to the Employees' Stock Purchase Plan, the Registration Statement (Form S-8 No. 333-33213) pertaining to the 1997 Performance Incentive Plan, the Registration Statement (Form S-8 No. 333-33161) pertaining to the Director and Officer Purchase Rights Plans and the Registration Statement (Form S-3 No. 333-02303) of Republic Security Financial Corporation and subsidiaries and in the related Prospectus of our report dated February 16, 1998, except for the first and second paragraphs of Note 20 as to which the dates are March 9, 1998 and March 19, 1998, respectively, with respect to the consolidated financial statements of Republic Security Financial Corporation and subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 1997.


                                                              Ernst & Young LLP

West Palm Beach, Florida
March 19, 1998