Form 10-Q
period 1998-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1998-05-15
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the period ended      March 31, 1998
                                   --------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                      to
                                         ----------------       --------------
         Commission file number   0-14671
                                  -------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
              Exact name of registrant as specified in its charter)

       FLORIDA                                      59-2335075
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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                           Outstanding as of May 5, 1998
-----                                           -----------------------------
Common Stock
par value $.01                                                   24,022,192
Outstanding

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                          Page
PART I:      FINANCIAL INFORMATION

Item 1:

  Condensed Consolidated Statements of Financial Condition
  March 31, 1998 and December 31, 1997.......................................1

  Condensed Consolidated Statements of Income for the
  three months ended March 31, 1998 and 1997.................................2

  Condensed Consolidated Statements of Comprehensive Income for the
  three months ended March 31, 1998 and 1997.................................3

  Condensed Consolidated Statements of Shareholders' Equity
  for the three months ended March 31, 1998
  and the year ended December 31, 1997.......................................4

  Condensed Consolidated Statements of Cash Flows for the
  three months ended March 31, 1998 and 1997.................................5

  Notes to Condensed Consolidated Financial Statements.......................6

Item 2

  Management's Discussion and Analysis of Financial Condition and
  Results of Operations......................................................9

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K...............................11


 Signatures..................................................................12

PART I - FINANCIAL INFORMATION
ITEM 1:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                      March 31,        December 31,
                                                                                        1998               1997
(amounts in thousands except share and per share data)                               (unaudited)
--------------------------------------------------------------------------------- -----------------  -----------------
Assets
Cash and amounts due from depository institutions                                           $33,817            $59,723
Interest-bearing deposits in other financial institutions                                   109,185             66,886
Federal funds sold                                                                              850              7,665
--------------------------------------------------------------------------------- -----------------  -----------------
        Total cash and cash equivalents                                                     143,852            134,274
Investments available-for-sale                                                              133,283            116,762
Investments held to maturity (market value of $9,771 and $10,305 at
      March 31, 1998 and December, 31, 1997, respectively)                                    9,735             10,277
Loans - net                                                                                 660,828            617,392
Loans held for sale (Market value of $9,098 and $13,828 at March 31, 1998
      and December 31, 1997, respectively)                                                    9,000             13,565
Property and equipment - net                                                                 22,461             21,625
Other real estate owned - net                                                                 2,333              2,519
Goodwill - net                                                                                6,970              7,110
Loan servicing rights - net                                                                   1,390              1,519
Accrued interest receivable                                                                   5,324              4,782
Other assets                                                                                 20,930             19,455
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                    $1,016,106           $949,280
================================================================================= =================  =================
Liabilities and Shareholders' Equity
Deposits                                                                                   $752,751           $742,263
Federal Home Loan Bank advances                                                             140,000             85,000
Securities sold under agreements to repurchase                                                9,771             14,443
Advances from borrowers for taxes and insurance                                               3,762              1,835
Bank drafts payable                                                                           8,948              5,769
Other liabilities                                                                            12,476             13,814
--------------------------------------------------------------------------------- -----------------  -----------------
Total liabilities                                                                           927,708            863,124
--------------------------------------------------------------------------------- -----------------  -----------------
Commitments and Contingencies
Preferred stock $10.00 stated value; 10,000,000 shares authorized:  Series "C" -
  867,347 and 948,996 shares issued and outstanding at March 31, 1998
        and December 31, 1997, respectively                                                   8,674              9,490
Common stock $.01 par value; 100,000,000 shares authorized;  22,908,001 and
        22,685,403 shares issued and outstanding at  March 31, 1998
and December 31, 1997, respetively                                                              229                227
Additional paid-in capital                                                                   54,944             53,781
Retained earnings                                                                            23,943             22,090
Unrealized gain on investments available-for-sale, net of taxes                                 608                568
--------------------------------------------------------------------------------- -----------------  -----------------
Total shareholders' equity                                                                   88,398             86,156
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                    $1,016,106           $949,280
================================================================================= =================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
======================================================================================================================
                                                                                          Three months ended March 31,
                                                                                              (unaudited)
 (amounts in thousands except per share data)                                                  1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Income:
Interest and fees on loans                                                                  $14,765            $12,800
Interest and dividends on investments                                                         2,289              2,875
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                             17,054             15,675
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Expense:
Interest on deposits                                                                          5,686              5,362
Interest on borrowings                                                                          898                496
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              6,584              5,858
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income                                                                          10,470              9,817
Provision for loan losses                                                                        30                 31
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income after  provision for loan losses                                         10,440              9,786
Non-interest Income:
Service charge on deposit accounts                                                            1,637              1,550
Gain on sale of loans                                                                           245                 71
Gain on sale of investments                                                                     168                167
Other income                                                                                    725                680
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              2,775              2,468
Operating Expenses:
Employee compensation and benefits                                                            4,183              4,004
Occupancy and equipment                                                                       1,684              1,591
Professional fees                                                                               231                368
Advertising and promotions                                                                      130                164
Communications                                                                                  296                287
Data processing                                                                                 409                250
Insurance                                                                                       132                121
Other                                                                                         1,161              1,270
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              8,226              8,055
Income before income taxes                                                                    4,989              4,199
Provision for income taxes                                                                    1,845              1,115
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                   $3,144             $3,084
================================================================================ ==================  =================
PER SHARE DATA:
Basic earnings per common share                                                               $0.13              $0.13
Diluted earnings per common share                                                             $0.13              $0.13
Dividends per common share                                                                    $0.05              $0.04
Average common shares and common stock equivalents outstanding                               24,835             22,766
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
======================================================================================================================
                                                                                          Three months ended March 31,
                                                                                              (unaudited)
 (amounts in thousands)                                                                        1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                   $3,144             $3,084
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments available-for-sale
    arising during the period                                                                    40              (668)
-------------------------------------------------------------------------------- ------------------  -----------------
Comprehensive income                                                                         $3,184             $2,416
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
==========================================================================================================================
                                                                                                                Unrealized
                                                                                                                      Gain
                                                                                                                 (Loss) On
                                                                                                               Investments
                                                                             Additional                        Investments
                                                  Preferred        Common       Paid-in       Retained Available-for-Sale,
(amounts in thousands except share data)              Stock         Stock       Capital       Earnings        net of taxes
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance, December 31, 1996                          $10,350          $216       $50,864        $25,927               ($54)
Exercise of options - 847,189 shares                                    9         2,032
Issuance of stock  grants - 3,000 shares                                             27
Conversion of preferred stock series "C"
         into common stock - 133,306 shares           (860)             2           858
Cash dividends - common stock                                                                  (2,175)
Cash dividends paid by pooled companies - common stock                                         (2,760)
Cash dividends - preferred stock series " C"                                                     (708)
Net income                                                                                       1,806
Change in unrealized gain (loss) on investments
    available-for-sale, net of taxes                                                                                   622
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance, December 31, 1997                            9,490           227        53,781         22,090                 568
Exercise of options - 91,568 shares                                     1           305
401(k) plan - 4,474 shares                                                           43
Conversion of preferred stock series "C"
        into common stock - 126,556 shares            (816)             1           815
Cash dividends - common stock                                                                  (1,139)
Cash dividends - preferred stock series "C"                                                      (152)
Net income                                                                                       3,144
Change in unrealized gain (loss) on  investments
    available-for-sale, net of taxes                                                                                    40
--------------------------------------------  ------------- ------------- -------------  ------------- -------------------
Balance, March 31, 1998 (unaudited)                  $8,674          $229       $54,944        $23,943                $608
==========================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
===================================================================================================================
                                                                                       Three Months Ended March 31,
                                                                                                (unaudited)
(amounts in thousands)                                                                    1998                 1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                              $3,144               $3,084
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                   30                   31
Depreciation and amortization                                                              871                  761
Gain on sale of investments available-for-sale                                           (168)                (167)
Gain on sale of loans                                                                    (245)                 (71)
Loans originated for sale                                                              (5,235)              (4,222)
Sale of loans and loan participation certificates                                       10,045                9,856
Other - net                                                                              3,272              (3,483)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               11,714                5,789
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchases of investments available-for-sale                                           (48,845)             (15,769)
Proceeds from sales and maturities of investments available-for-sale                    28,551               18,985
Maturities and calls of investments held to maturity                                       540                2,578
Purchases of investments held to maturity                                                                   (5,613)
Loans purchased for investment                                                        (31,024)             (16,155)
Net increase in loans                                                                 (12,447)             (12,724)
Other - net                                                                              1,215                  493
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (62,010)             (28,205)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                             9,284              (5,465)
Net increase (decrease) in certificates of deposits                                      1,204              (6,889)
Increase in FHLB advances                                                               55,000               15,000
Other - net                                                                            (5,614)              (2,504)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               59,874                  142
-------------------------------------------------------------------------------------------------------------------
Increase (decrease)  in cash and cash equivalents                                        9,578             (22,274)
Cash and cash equivalents at beginning of period                                       134,274              100,299
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $143,852              $78,025
===================================================================================================================

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company made no income tax payments during the quarter ended March 31, 1998 and paid $420,000 in income taxes during the three months ended March 31, 1997. The Company paid $6,667 and $6,426 in interest on deposits and other borrowings during the three months ended March 31, 1998 and 1997, respectively. The Company had $246 and $777 of transfers from loans to OREO during the three months ended March 31, 1998 and 1997, respectively.

See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of March 31, 1998 and December 31, 1997, and the results of operations for the three months ended March 31, 1998 and March 31, 1997, and the comprehensive results of operations for the three months ended March 31, 1998 and March 31, 1997, and changes in cash flows for the three months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

                  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Potential Merger

                  On March 26, 1998, the Company and the Bank entered into a definitive agreement with Unifirst Federal Savings Bank ("Unifirst"), a federally chartered, savings bank, whereby Unifirst will merge with Republic Security Bank. At the effective time of the merger, each share of Unifirst common stock will be converted into the number of shares of RSFC common stock, equal to the "Conversion Rate" as defined by the definitive agreement. The Conversion Rate is equal to the number determined by dividing Unifirst's stock value by the RSFC average closing price at the effective time of the merger. Unifirst is a Federal Savings Bank, headquartered in Hollywood, Florida. As of March 31, 1998, Unifirst had assets of $140 million, deposits of $130 million and shareholder's equity of $8 million.

3.       Non-Performing Assets and Allowance for Loan Losses

                  At March 31, 1998, the Bank had $8.6 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $30,000 and $31,000 for the three months ended March 31, 1998 and 1997, respectively.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $6.6 million at March 31, 1998.

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

                  At March 31, 1998, the Bank had adjustable rate commitments to extend credit of approximately $103,000,000 excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

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

5.       Earnings per Common Share

                  The following table sets forth the computation of basic and diluted earnings per share:

=============================================================================================================
                                                                                           Three Months Ended
                                                                                                    March 31,
( in thousands except per share data)                                               1998                 1997
------------------------------------------------------------ --------------------------- --------------------
Numerator:
Net income                                                                        $3,144               $3,084
Preferred stock dividends                                                          (152)                (181)
------------------------------------------------------------ --------------------------- --------------------
Numerator for basic earnings per share - income available to common stockholders   2,992                2,903
Effect of dilutive securities:
         Preferred stock dividends                                                   152
------------------------------------------------------------ --------------------------- --------------------
Numerator for diluted earnings per share - income available to common
         stockholders after assumed conversions                                   $3,144               $2,903
============================================================ =========================== ====================
Denominator:
Denominator for basic earnings per share - weighted-average shares                22,908               21,611
Effective of dilutive securities:
         Employee stock options                                                      583                1,155
         Convertible preferred stock                                               1,344
------------------------------------------------------------ --------------------------- --------------------
Dilutive potential common shares                                                   1,927                1,155
------------------------------------------------------------ --------------------------- --------------------
Denominator for diluted earnings per share - adjusted weighted-average shares
         and assumed conversions                                                  24,835               22,766
============================================================ =========================== ====================
Basic earnings per share                                                           $0.13                $0.13
Diluted earnings per share                                                         $0.13                $0.13
=============================================================================================================

                  At March 31, 1998, 133,000 stock options at an exercise price of $10.38 were outstanding that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the quarter ended March 31, 1998. The effect of these shares is antidilutive to diluted earnings per share for the quarter ended March 31, 1998.

6.       Comprehensive Income

                  On January 1, 1998, the Company adopted  Financial  Accounting
         Standards No. 130 ("FAS 130"), Reporting Comprehensive Income. FAS 130 establishes standards for reporting and displaying comprehensive income and its components. The adoption of FAS 130 did not have a material impact on the Company. All of the Company's other comprehensive income relates to net unrealized gains (losses) on available-for-sale investments.

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

          Comparison of the Three Months Ended March 31, 1998 and 1997

Results of Operations

The Company had net income of $3.14 million or $.13 per common share for the three months ended March 31, 1998, compared to net income of $3.08 million or $.13 per common share for the three months ended March 31, 1997. Net interest income increased $653,000 or 6% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997. Non-interest income increased $307,000 or 12% while operating expenses increased 171,000 or 2% for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

Net Interest Income

         The increase in net interest income for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 is due to an increase of $1.38 million in interest income offset by an increase of $726,000 in interest expense. Interest income increased primarily due to an increase of $57.10 million in interest-earning assets due to an increase in loans as a result of loan originations and approximately $15.4 million in average loan outstandings as a result of loan purchases. Interest expense increased primarily due to an increase in interest-bearing liabilities. The net interest margin and net interest spread of 5.22% and 4.36%, respectively, for the three months ended March 31, 1998 remained relatively flat compared to the three months ended March 31, 1997.

Provision for Loan Losses

         The provision for loan losses of $30,000 for the three months ended March 31, 1998 is consistent with the provision of $31,000 for the three months ended March 31, 1997.

Non-Interest Income

         Non-interest income increased $307,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to an increase of $174,000 in gain on sale of loans, an increase of $87,000 in service charges on deposit accounts and an increase of $45,000 in other income. The increase in service charges on deposit accounts is primarily due to the increase in deposit accounts and the increase in other income is primarily a result of increases in the volume of ATM fees and merchant services.

Operating Expenses

         Operating expenses increased $171,000 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997 primarily due to increases of $179,000 in employee compensation and benefits, $159,000 in data processing fees and $93,000 in occupancy and equipment expense offset by a decrease of $137,000 in professional fees and a decrease of $109,000 in other expenses. The increase in employee compensation and benefits expenses is primarily due to the accrual of $340,000 for Stock Appreciation Rights (SARs) for the quarter ended March 31, 1998 and additional personnel associated with two new branches opened late in 1997 as well as the new Trust and Investment division offset by cost savings realized as a result of the mergers with Family Bank on June 30, 1997 and County Financial Corporation on December 2, 1997. The increase in data processing fees is due to an increase in volume as a result of growth and the conversion of Family Bank from an in-house data processing system to the service bureau. Occupancy and equipment expense increased due to an increase in depreciation expense associated with additional equipment for new branches and departments as well as upgraded equipment related to the Family Bank merger. Professional fees were higher in 1997 due to the Premium litigation case which was settled by County Financial Corporation in 1997. Other operating expenses decreased primarily due to a decrease in other real estate owned expense offset by an increase of approximately $100,000 of restructure expenses associated with the integration of systems for County Financial Corporation in the three months ended March 31, 1998.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Provision for Income Taxes

         Income tax expenses increased $730,000 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 due to an increase in the effective tax rate to 37% from 27% and an increase of $790,000 in income before taxes. The lower rate in the quarter ended March 31, 1997 was due to a reduction of the allowance for deferred tax assets.

Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the Bank are investments available-for-sale, deposits with the Federal Home Loan Bank of Atlanta and federal funds sold. The Bank was in compliance with liquidity requirements during the three months ended March 31, 1998.

         On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

         Cash and cash  equivalents  increased by  approximately  $9.58  million during the three months ended March 31, 1998. The increase in cash is due primarily to an increase in FHLB advances of $55.00 million, $10.49 million increase in deposits and $11.71 million in cash provided by operating activities offset by $43.47 million of loan purchases and originations, an increase of $16.60 million in net investments available-for-sale, $4.67 million decrease in securities sold under agreements to repurchase, $1.84 million funding of life insurance policies associated with the director retirement plan and $1.29 million in dividends paid. The majority of loan originations during the three months ended March 31, 1998 related to commercial business and commercial real estate loans.

     The following table shows the capital amounts and ratios of the Bank at March 31, 1998

===================================  ====================  =====================
(Dollars in thousands)                             Amount                Ratio
-----------------------------------  --------------------  ---------------------
Total risk based capital                          $77,902                11.20%



Tier 1 risk based capital                         $70,903                10.20%
Leverage capital                                  $70,903                 7.90%

===================================  ====================  =====================

         The Bank was in compliance with its' capital requirements at March 31, 1998.

Financial Condition

         As of March 31, 1998, total assets increased approximately $66.83 million or 7% from December 31, 1997. Loans-net increased approximately $43.44 million, investments increased approximately $15.98 million and cash and cash equivalents increased $9.58 million. The increase in assets was funded primarily by an increase of $55.00 million in FHLB advances and an increase in deposits of approximately $10.49 million.

PART II.  OTHER INFORMATION

ITEM 6:           Exhibits and Reports on Form 8-K

         (a) No exhibits required.

         (b) During the quarter ended March 31, 1998, the Company filed one Form 8-K. The Form 8-K filing, which was dated April 2, 1998, reported the definitive agreement whereby Unifirst Federal Savings Bank will merge into the Company's wholly owned subsidiary in a stock-for-stock transaction.

                                      REPUBLIC SECURITY FINANCIAL CORPORATION


                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Republic Security Financial Corporation
                                    (Registrant)






Date:  5/14/98                      /S/ Carla H. Pollard
       -------                      --------------------
                                    Carla H. Pollard
                                    Vice President/Controller