Form 10-Q
period 1998-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1998-08-14
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         For the period ended      June 30, 1998
                             ------------------------
                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                      to
                                        --------------------    ---------------
         Commission file number   0-14671
                               --------------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
              Exact name of registrant as specified in its charter)

           FLORIDA                                      59-2335075
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
                           Yes   X    No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


Class                                  Outstanding as of July 31, 1998
-----                                  -------------------------------
Common Stock
par value $.01                                          25,532,325
Outstanding

[GRAPHIC OMITTED]

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                           Page
PART I:      FINANCIAL INFORMATION

Item 1:

  Condensed Consolidated Statements of Financial Condition
  June 30, 1998 and December 31, 1997.........................................1

  Condensed Consolidated Statements of Income for the
  three months ended June 30, 1998 and 1997...................................2

  Condensed Consolidated Statements of Income for the
  six months ended June 30, 1998 and 1997.....................................3

  Condensed Consolidated Statements of Comprehensive Income for the
  six months ended June 30, 1998 and 1997.....................................4

  Condensed Consolidated Statements of Shareholders' Equity
  for the six months ended June 30, 1998
  and the year ended December 31, 1997........................................5

  Condensed Consolidated Statements of Cash Flows for the
  six months ended June 30, 1998 and 1997.....................................6

  Notes to Condensed Consolidated Financial Statements........................7

Item 2

   Management's Discussion and Analysis of Financial Condition and
   Results of Operations.....................................................10

PART II:     OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K................................13


             Signatures......................................................14

PART I - FINANCIAL INFORMATION
ITEM 1:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                           June 30,       December 31,
                                                                                               1998               1997
(amounts in thousands except share and per share data)                                  (unaudited)
--------------------------------------------------------------------------------- -----------------  -----------------
Assets
Cash and amounts due from depository institutions                                           $28,998            $59,723
Interest-bearing deposits in other financial institutions                                    95,166             66,886
Federal funds sold                                                                                               7,665
--------------------------------------------------------------------------------- -----------------  -----------------
        Total cash and cash equivalents                                                     124,164            134,274
Investments available-for-sale                                                              135,894            116,762
Investments held to maturity (market value of $7,802 and $10,305 at
      June 30, 1998 and December, 31, 1997, respectively)                                     7,778             10,277
Loans - net                                                                                 664,044            617,392
Loans held for sale (Market value of $19,326 and $13,828 at June 30, 1998
      and December 31, 1997, respectively)                                                   19,294             13,565
Property and equipment - net                                                                 25,549             21,625
Other real estate owned - net                                                                 3,431              2,519
Goodwill - net                                                                                6,830              7,110
Loan servicing rights - net                                                                   1,586              1,519
Accrued interest receivable                                                                   5,078              4,782
Other assets                                                                                 26,116             19,455
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                    $1,019,764           $949,280
================================================================================= =================  =================
Liabilities and Shareholders' Equity
Deposits                                                                                   $779,678           $742,263
Federal Home Loan Bank advances                                                             115,000             85,000
Securities sold under agreements to repurchase                                                9,382             14,443
Advances from borrowers for taxes and insurance                                               5,718              1,835
Bank drafts payable                                                                           7,571              5,769
Other liabilities                                                                            12,241             13,814
--------------------------------------------------------------------------------- -----------------  -----------------
Total liabilities                                                                           929,590            863,124
--------------------------------------------------------------------------------- -----------------  -----------------
Commitments and Contingencies
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
  Series "C" - 948,996 shares issued and  outstanding at December 31, 1997                                       9,490
Common stock $.01 par value; 100,000,000 shares authorized; 24,286,639 and
        22,685,403 shares issued and outstanding at June 30, 1998 and December 31, 1997,        243                227
        respectively
Additional paid-in capital                                                                   63,642             53,781
Retained earnings                                                                            25,951             22,090
Unrealized gain on investments available-for-sale, net of taxes                                 338                568
--------------------------------------------------------------------------------- -----------------  -----------------
Total shareholders' equity                                                                   90,174             86,156
--------------------------------------------------------------------------------- -----------------  -----------------
Total                                                                                    $1,019,764           $949,280
================================================================================= =================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
======================================================================================================================
                                                                                          Three  months ended June 30,
                                                                                              (unaudited)
 (amounts in thousands except per share data)                                                  1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Income:
Interest and fees on loans                                                                  $15,548            $13,364
Interest and dividends on investments                                                         2,311              2,867
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                             17,859             16,231
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Expense:
Interest on deposits                                                                          5,868              5,492
Interest on borrowings                                                                        1,202                657
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              7,070              6,149
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income                                                                          10,789             10,082
Provision for loan losses                                                                       150                806
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income after  provision for loan losses                                         10,639              9,276
Non-interest Income:
Service charge on deposit accounts                                                            1,652              1,541
Gain on sale of loans                                                                           402                126
Gain (loss) on sale of investments                                                              213               (31)
Other income                                                                                    872                842
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              3,139              2,478
Operating Expenses:
Employee compensation and benefits                                                            4,187              4,618
Occupancy and equipment                                                                       1,830              1,755
Professional fees                                                                               223                562
Advertising and promotions                                                                      279                196
Communications                                                                                  322                298
Data processing                                                                                 408                249
Insurance                                                                                       134                160
Other                                                                                         1,153              1,445
Merger expenses                                                                                  50              3,979
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              8,586             13,262
Income (loss) before income taxes                                                             5,192            (1,508)
Provision (benefit) for income taxes                                                          1,921              (818)
-------------------------------------------------------------------------------- ------------------  -----------------
Net income (loss)                                                                            $3,271             ($690)
================================================================================ ==================  =================
PER SHARE DATA:
Basic earnings (loss)  per common share                                                       $0.14            ($0.04)
Diluted earnings (loss)  per common share                                                     $0.13            ($0.04)
Dividends per common share                                                                    $0.05              $0.05
Average common shares and common stock equivalents outstanding                               25,422             22,849
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
======================================================================================================================
                                                                                             Six months ended June 30,
                                                                                              (unaudited)
 (amounts in thousands except per share data)                                                  1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Income:
Interest and fees on loans                                                                  $30,313            $26,164
Interest and dividends on investments                                                         4,600              5,742
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                             34,913             31,906
-------------------------------------------------------------------------------- ------------------  -----------------
Interest Expense:
Interest on deposits                                                                         11,554             10,854
Interest on pborrowings                                                                       2,100              1,153
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                             13,654             12,007
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income                                                                          21,259             19,899
Provision for loan losses                                                                       180                837
-------------------------------------------------------------------------------- ------------------  -----------------
Net interest income after  provision for loan losses                                         21,079             19,062
Non-interest Income:
Service charge on deposit accounts                                                            3,289              3,091
Gain on sale of loans                                                                           647                197
Gain on sale of investments                                                                     381                136
Other income                                                                                  1,597              1,522
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                              5,914              4,946
Operating Expenses:
Employee compensation and benefits                                                            8,370              8,622
Occupancy and equipment                                                                       3,514              3,346
Professional fees                                                                               454                930
Advertising and promotions                                                                      409                360
Communications                                                                                  618                585
Data processing                                                                                 817                499
Insurance                                                                                       266                281
Other                                                                                         2,211              2,715
Merger expenses                                                                                 153              3,979
-------------------------------------------------------------------------------- ------------------  -----------------
                                                                                             16,812             21,317
Income before income taxes                                                                   10,181              2,691
Provision for income taxes                                                                    3,766                297
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                   $6,415             $2,394
================================================================================ ==================  =================
PER SHARE DATA:
Basic earnings per common share                                                               $0.27              $0.09
Diluted earnings per common share                                                             $0.26              $0.09
Dividends per common share                                                                    $0.10              $0.09
Average common shares and common stock equivalents outstanding                               25,141             22,435
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
======================================================================================================================
                                                                                           Three Months Ended June 30,
                                                                                                      (unaudited)
 (amounts in thousands)                                                                        1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                   $3,271             ($690)
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments available-for-sale arising during the period,
         net of tax of ($100) and $358, respectively                                          (270)                633
Reclassification adjustment for amounts realized on sale of investments included in net income
-------------------------------------------------------------------------------- ------------------  -----------------
Comprehensive income                                                                         $3,001              ($57)
================================================================================ ==================  =================
                                                                                             Six Months Ended June 30,
                                                                                                     (unaudited)
 (amounts in thousands)                                                                        1998               1997
-------------------------------------------------------------------------------- ------------------  -----------------
Net income                                                                                   $6,415             $2,394
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments available-for-sale arising during the period,       (230)                (7)
         net of tax of ($85) and ($1), respectively
Reclassification adjustment for amounts realized on sale of investments
     included in net income, net of taxes of ($79) and $3, respectively                       (134)                 28
-------------------------------------------------------------------------------- ------------------  -----------------
Comprehensive income                                                                         $6,051             $2,415
================================================================================ ==================  =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
==========================================================================================================================
                                                                                                                Unrealized
                                                                                                                      Gain
                                                                                                                 (Loss) On
                                                                                                               Investments
                                                                           Additional                          Investments
                                                Preferred       Common        Paid-in       Retained   Available-for-Sale,
(amounts in thousands except share data)            Stock        Stock        Capital       Earnings          net of taxes
------------------------------------------  ------------- ------------  ------------- -------------- ---------------------
Balance, December 31, 1996                        $10,350         $216        $50,864        $25,927                 ($54)
Exercise of options - 847,189 shares                                 9          2,032
Issuance of stock  grants - 3,000 shares                                           27
Conversion of preferred stock series "C"
         into common stock - 133,306 shares         (860)            2            858
Cash dividends - common stock                                                                (2,175)
Cash dividends paid by pooled companies -                                                    (2,760)
common stock
Cash dividends - preferred stock series " C"                                                   (708)
Net income                                                                                     1,806
Change in unrealized gain (loss) on investments
    available-for-sale, net of taxes                                                                                   622
------------------------------------------  ------------- ------------  ------------- -------------- ---------------------
Balance, December 31, 1997                          9,490          227         53,781         22,090                   568
Exercise of options - 133,415 shares                                 1            392
401(k) plan - 4,474 shares                                                         43
Conversion of preferred stock series "C"
        into common stock - 1,463,347 shares      (9,440)           15          9,426
Cash redemption of preferred stock series "C"        (50)
Cash dividends - common stock                                                                (2,352)
Cash dividends - preferred stock series "C"                                                    (202)
Net income                                                                                     6,415
Change in unrealized gain (loss) on  investments
    available-for-sale, net of taxes                                                                                 (230)
------------------------------------------  ------------- ------------  ------------- -------------- ---------------------
Balance, June 30, 1998 (unaudited)                $     -         $243        $63,642        $25,951                  $338
------------------------------------------  ------------- ------------  ------------- -------------- ---------------------

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
===================================================================================================================
                                                                                          Six Months Ended June 30,
                                                                                         (unaudited)
(amounts in thousands)                                                                    1998                 1997
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net income                                                                              $6,415               $2,394
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for loan losses                                                                  180                  837
Depreciation and amortization                                                            1,683                1,212
Gain on sale of investments available-for-sale                                           (381)                (136)
Gain on sale of loans                                                                    (647)                (183)
Loans originated for sale                                                             (15,148)              (7,808)
Sale of loans and loan participation certificates                                       27,941               22,583
Other - net                                                                                 80                  367
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               20,123               19,266
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Purchases of investments available-for-sale                                           (95,556)             (23,964)
Proceeds from sales and maturities of investments available-for-sale                    65,787               27,037
Maturities and calls of investments held to maturity                                     2,564                3,492
Purchases of investments held to maturity                                                                   (8,944)
Loans purchased for investment                                                        (56,350)
Net increase in loans                                                                 (10,339)             (38,616)
Other - net                                                                              3,474              (3,255)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (90,420)             (42,450)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase (decrease) in demand deposits, NOW accounts,
  Money Market accounts and savings accounts                                            11,123              (3,801)
Net increase in certificates of deposits                                                26,292                5,771
Increase in FHLB advances                                                               30,000               11,000
Other - net                                                                            (7,228)              (6,776)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               60,187                6,194
-------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                 (10,110)             (16,990)
Cash and cash equivalents at beginning of period                                       134,274              100,399
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $124,164              $83,409
-------------------------------------------------------------------------------------------------------------------
For purposes of reporting cash flows, cash and cash equivalents  include cash on hand,  amounts due from banks and federal funds sold.  Generally,  federal funds are purchased and sold for one-day  periods.  The Company paid $2,304 and $1,863 in income tax  payments  during the six months  ended June 30, 1998 and June 30,
1997,  respectiviely.  The  Company  paid  $14,058  and  $12,075 in  interest on deposits  and other  borrowings  during the six months  ended June 30,  1998 and
1997,  respectively.  The Company had $2,109 and $895 of transfers from loans to
OREO during the six months ended June 30, 1998 and 1997, respectively.
-------------------------------------------------------------------------------------------------------------------

See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1998

1.       Basis of Presentation

                  The accompanying  unaudited condensed  consolidated  financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of June 30, 1998 and December 31, 1997, and the results of operations for the three and six months ended June 30, 1998 and June 30, 1997, and the comprehensive results of operations for the six months ended June 30, 1998 and June 30, 1997, and changes in cash flows for the six months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

                  The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.       Mergers

                  On July 2, 1998, RSFC acquired Unifirst FSB ("Unifirst"), a federally chartered savings bank headquartered in Hollywood, Florida. Unifirst was merged into Republic on July 2, 1998. Unifirst had two branch locations in Broward county. RSFC issued 1.2 million shares of its common stock in exchange for all the outstanding common stock of
         Unifirst. The business combination was accounted for as a pooling-of-interests and resulted in RSFC acquiring assets of $141.9 million, liabilities of $132.7 million and equity of $9.2 million.

                  In the three months ended September 30, 1998 non-recurring costs of approximately $1.4 million, net of taxes, will be recorded in connection with the merger of Unifirst. These costs consist primarily of electronic data processing and personnel costs to combine the operations, employee severance payments, employment contract buyouts and professional fees. In addition, upon consummation of the Unifirst merger, management expects to record an adjustment of approximately $1.2 million to the allowance for loan losses to conform Unifirst's accounting and credit policies regarding loan valuations to those of Republic, all merger related costs will be charged to income in the quarter ended September 30, 1998 (the period in which the merger is consummated).

                  On May 27, 1998, RSFC entered into a definitive agreement whereby First Palm Beach Bancorp, Inc. ("FPBB"), parent company of First Bank of Florida ("First Bank"), headquartered in West Palm Beach, Florida, would merge into RSFC and First Bank will merge into the Bank, in a stock-for-stock transaction accounted for as a pooling-of-interests. First Bank has assets of $1.8 billion, loans of $1.0 billion and deposits of $1.3 billion.

                  Under the terms of the agreement, shareholders of First Bank will receive 4.194 shares of RSFC's common stock for each share of FPBB common stock. RSFC will issue approximately 21.3 million shares of its common stock for all of the outstanding shares of FPBB. RSFC currently has 25.5 million shares of common stock outstanding. The transaction is subject to shareholder approvals of RSFC and FPBB, receipt of state and federal regulatory approvals and other customary closing conditions. The merger is expected to close in the fourth quarter of 1998.

3.       Non-Performing Assets and Allowance for Loan Losses

                  At June 30, 1998, the Bank had $8.4 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $180,000 and $837,000 for the six months ended June 30, 1998 and 1997, respectively.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $6.3 million at June 30, 1998.

                  The allowance for credit losses is maintained at a level believed adequate by management to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

                  At June 30, 1998, the Bank had adjustable rate commitments to extend credit of approximately $129.9 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

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

5.       Earnings per Common Share

                  The following table sets forth the computation of basic and diluted earnings per share:

=================================================================================================================
                                                                   Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                          (unaudited)                (unaudited)
----------------------------------------------------------- ------------  ----------- ------------  ------------
( in thousands except per share data)                               1998         1997         1998          1997
----------------------------------------------------------- ------------  ----------- ------------  ------------
Numerator:
Net income (loss)                                                 $3,271       ($690)       $6,415        $2,394
Preferred stock dividends                                           (50)        (181)        (202)         (362)
----------------------------------------------------------- ------------  ----------- ------------  ------------
Numerator for basic earnings per share -
     income available to common stockholders                       3,221        (871)        6,213         2,032
Effect of dilutive securities:
     Preferred stock dividends                                        50                       202
----------------------------------------------------------- ------------  ----------- ------------  ------------
Numerator for diluted earnings per share - income available to
     common stockholders after assumed conversions                $3,271       ($871)       $6,415        $2,032
=========================================================== ============  =========== ============  ============
Denominator:
Denominator for basic earnings per share
      - weighted-average shares                                   23,827       22,849       23,367        21,715
Effective of dilutive securities:
     Employee stock options                                          699                       654           720
     Convertible preferred stock                                     896                     1,120
----------------------------------------------------------- ------------  ----------- ------------  ------------
Dilutive potential common shares                                   1,595                     1,774           720
----------------------------------------------------------- ------------  ----------- ------------  ------------
Denominator for diluted earnings per share
      - adjusted weighted-average shares and assumed conversions  25,422       22,849       25,141        22,435
=========================================================== ============  =========== ============  ============
Basic earnings (loss)  per share                                   $0.14      ($0.04)        $0.27         $0.09
Diluted earnings (loss)  per share                                 $0.13      ($0.04)        $0.26         $0.09
==================================================================================================================


             At June 30, 1998, 133,000 stock options at an exercise price of $10.38 were outstanding that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1998. The effect of these shares is antidilutive to diluted earnings per share for the three and six months ended June 30, 1998.

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

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

       Comparison of the Three and Six Months Ended June 30, 1998 and 1997

Results of Operations

         The Company had net income of $3.3 million or $.13 diluted earnings per common share for the three months ended June 30, 1998, compared to a net loss of $690,000 or ($.04) diluted earnings per common share for the three months ended June 30, 1997. Net interest income increased $707,000 or 7.0% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Non-interest income increased $661,000 or 26.7% while operating expenses (excluding merger expenses) decreased $747,000 or 8.0% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

         The Company had net income of $6.4 million or $.26 diluted earnings per common share for the six months ended June 30, 1998, compared to net income of $2.4 million or $.09 diluted earnings per common share for the six months ended June 30, 1997. Net interest income increased $1.4 million or 6.8% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Non-interest income increased $968,000 or 19.6% while operating expenses (excluding merger expenses) decreased $679,000 or 3.9% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Net Interest Income

         Net interest income for the three months ended June 30, 1998 increased $707,000 compared to the three months ended June 30, 1997 due to an increase of $1.6 million in interest income offset by an increase of $921,000 in interest expense. Interest income increased primarily due to an increase of $42.5 million in interest-earning assets due to an increase in loans as a result of loan originations and approximately $29.1 million in average loan outstandings as a result of loan purchases net of loan sales. Interest expense increased primarily due to an increase in interest-bearing liabilities. The net interest margin and net interest spread of 5.11% and 4.22%, respectively, for the three months ended June 30, 1998 decreased slightly compared to the quarter ended June 30, 1997. The decrease in interest margin and interest spread is due to a $25.0 million additional leverage transaction. The Bank purchased approximately $25.0 million in residential loans which was funded with FHLB advances.

         Net interest income increased $1.4 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to an 9.0% increase in interest-earning assets offset by a 12.2% increase in interest-bearing liabilities resulting in a decrease in net interest margin of 10 basis points for the six months ended June 30, 1998 compared to the six months ended June 30, 1997.

Provision for Loan Losses

         The provision for loan losses decreased $656,000 and $657,000 respectively, for the three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997, due primarily to an adjustment to the allowance for loan losses to conform Family's loan loss reserves to be consistent with the Bank's policies and an increase in non-performing loans at June 30, 1997.

Non-Interest Income

         Non-interest income increased $661,000 for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to an increase of $276,000 in gain on sale of loans, an increase of $111,000 in service charges on deposit accounts and an increase of $244,000 in gain on sale of investments. The increase in service charges on deposit accounts is primarily due to the increase in deposit accounts as no significant fee increases have occurred. The increase in gain on sale of loans is due to an increase in the amount of loans sold in the three months ended June 30, 1998 compared to June 30, 1997. The increase in the gain on the sale of investments for the three months ended June 30, 1998 is due to an increase in the amount of investments sold in the three months ended June 30, 1998 compared to the three months ended June 30, 1997.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

         Non-interest income increased $968,000 for the six months ended June 30, 1998, compared to the six months ended June 30, 1997 due to an increase of $450,000 in gain on sale of loans, an increase of $198,000 in service charges on deposit accounts and an increase of $245,000 in gain on sale of investments. The increase in gain on sale of loans is due to an increase in the amount of loans sold in the six months ended June 30, 1998 compared to June 30, 1997. The increase in service charges on deposit accounts is due to an increase in transaction accounts. The increase in the gain on the sale of investments for the six months ended June 30, 1998 is due to an increase in the amount of investments sold in the six months ended June 30, 1998 compared to June 30, 1997.

Operating Expenses

         Operating expenses decreased $4.7 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to merger expenses associated with the Family Bank acquisition which closed on June 30, 1997. Operating expenses, excluding the merger expenses, decreased $747,000 or 8% for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. The decrease in operating expenses is primarily due to decreases of $431,000 in employee compensation and benefits, $339,000 in professional fees and a decrease of $292,000 in other expenses offset by an increase of $159,000 in data processing fees, an increase of $75,000 in occupancy expense and an increase of $83,000 in advertising and promotion expense. The decrease in employee compensation and benefits is due to synergies recognized in relation to the Family Bank and County National Bank acquisitions and a decrease of $180,000 to the accrual for Stock Appreciation Rights (SARs) for the three months ended June 30, 1998 compared to the three months ended June 30, 1997. Professional fees decreased for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 primarily due to fees associated with County National Bank's litigation matter which was settled in December 1996. Other operating expenses decreased primarily due to non-recurring expenses of $100,000 associated with the startup of the Trust Services division and a $150,000 fixed asset write-off associated with the relocation of a branch. The increase in data processing fees is primarily due to the data conversion of Family Bank from their in-house EDP system to M & I Data Services in September 1997.

         Operating expenses, excluding merger costs, decreased $679,000 or 4% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. The decrease in operating expenses is primarily due to decreases of $252,000 in employee compensation and benefits $476,000 in professional fees and a decrease of $504,000 in other expenses offset by an increase of $318,000 in data processing fees and an increase of $168,000 in occupancy expense. The decrease in employee compensation and benefits is primarily due to cost savings realized as a result of the mergers with Family Bank on June 30, 1997 and County National Bank on December 2, 1997, offset by an increase to the accrual of $115,000 for Stock Appreciation Rights (SARs) for the six months ended June 30, 1998. The decrease in professional fees is primarily due to fees paid in relation to County National Bank's litigation matter which was settled in December 1996 and a decrease in legal fees paid in relation to pre-foreclosure expenses. Other operating expenses decreased primarily due to non-recurring expenses of $100,000 associated with the startup of the Trust Services division and a $150,000 fixed asset write-off associated with the relocation of a branch, in addition, other real estate owned expenses decreased due to the disposition of the assets. The increase in data processing fees is primarily due to the data conversion of Family Bank from an in-house EDP system to M & I Data Services in September 1997 and the data conversion of County National Bank from FISERV to M & I Data Services in March 1998. Occupancy expense increased for the six months ending June 30, 1998 primarily due to the opening of four new branches located in Palm Beach and Broward counties.

Provision for Income Taxes

         The provision for income taxes increased $2.7 million for the three months ended June 30, 1998 compared to the three months ended June 30, 1997 due to an increase of $6.7 million in income before taxes and a reduction of the allowance for deferred tax assets in the three months ended June 30, 1997.

         The provision for income taxes increased $3.7 million for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 due to an increase in income before income taxes of $7.5 million and a $1.1 million reduction in the allowance for deferred tax assets in the six months ended June 30, 1997.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Liquidity, Sources of Capital and Capital Requirements

         As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the Bank are investments available-for-sale and deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the six months ended June 30, 1998.

         On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

         Cash and cash equivalents decreased by approximately $10.1 million during the six months ended June 30, 1998. The decrease in cash is due primarily to an increase in FHLB advances of $30.0 million, $37.4 million increase in deposits and $20.1 million in cash provided by operating activities offset by $79.3 million of loan purchases and originations and an increase of $19.1 million in net investments available-for-sale.

     The following table shows the capital amounts and ratios of the Bank at June 30, 1998

================================  ====================  ========================
(Dollars in thousands)                          Amount                  Ratio
--------------------------------  --------------------  ------------------------
Total risk based capital                       $79,895                 11.65%




Tier 1 risk based capital                      $73,240                 10.68%
Leverage capital                               $73,240                  7.81%
================================  ====================  ========================

         The Bank was in compliance with its' capital requirements at June 30, 1998.

Financial Condition

         As of June 30, 1998, total assets increased approximately $70.5 million or 7% from December 31, 1997. Loans-net and loans held for sale increased approximately $52.4 million, investments increased approximately $16.6 million, cash and cash equivalents decreased $10.1 million, and other assets increased $6.6 million. The increase in assets was funded primarily by an increase of $30.0 million in FHLB advances and an increase in deposits of approximately $37.4 million.

PART II.  OTHER INFORMATION

ITEM 6:  Exhibits and Reports on Form 8-K

         (a) No exhibits required.

         (b) During the quarter ended June 30, 1998, the Company filed two Form 8-Ks:

                  (i) The Form 8-K filing, which was dated May 28, 1998, reported the entering into of a definitive agreement whereby First Palm Beach Bancorp, Inc., parent company of First Bank of Florda would merge into the Company's wholly owned subsidiary Republic Security Bank.

                  (ii) The Form 8-K filing, which was dated July 2, 1998, reported the acquisition of Unifirst Federal Savings Bank in a stock-for-stock transaction. Unifirst merged into the Company's wholly owned subsidiary Republic Security Bank.

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Republic Security Financial Corporation
                                                       (Registrant)






Date:
     ------------------                   --------------------------------------
                                          Carla H. Pollard
                                          Vice President/Controller