Form 10-Q
period 1998-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1998-11-16
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          For the period ended September 30, 1998

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                         Outstanding as of November 9, 1998
Common Stock
par value $.01 per share                                   47,280,850

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                                  Page
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995....................................1
for Forward-Looking Information

PART I:        FINANCIAL INFORMATION

Item 1:

               Condensed Consolidated Statements of Financial Condition
               September 30, 1998 and December 31, 1997.............................................................2

               Condensed Consolidated Statements of Income for the
               three months ended September 30, 1998 and 1997.......................................................3

               Condensed Consolidated Statements of Income for the
               nine months ended September 30, 1998 and 1997........................................................4

               Condensed Consolidated Statements of Comprehensive Income for the
               three and nine months ended September 30, 1998 and 1997..............................................5

               Condensed Consolidated Statements of Shareholders' Equity
               for the nine months ended September 30, 1998
               and the year ended December 31, 1997.................................................................6

               Condensed Consolidated Statements of Cash Flows for the
               nine months ended September 30, 1998 and 1997........................................................7

               Notes to Condensed Consolidated Financial Statements.................................................8

Item 2:        Management's Discussion and Analysis of Financial Condition and
               Results of Operations...............................................................................12

Item 3:        Quantitative and Qualitative Disclosure about Market Risk...........................................16

PART II:       OTHER INFORMATION

Item 1:        Legal Proceedings...................................................................................17

Item 2:        Changes in Securities and Use of Proceeds...........................................................17

Item 3:        Defaults Upon Senior Securities.....................................................................17

Item 4:        Submission of Matters to a Vote of Security Holders.................................................17

Item 5:        Other Information...................................................................................17

Item 6         Exhibits and Reports on Form 8-K....................................................................18

               Signatures..........................................................................................19

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995 for Forward-Looking Information

Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which Republic Security Financial Corporation and its wholly owned subsidiary, Republic Security Bank, operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services. Other factors, such as the general state of the economy, could also cause actual results to vary materially from the future results covered in such forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company.

PART I - FINANCIAL INFORMATION
ITEM 1:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   September 30,     December 31,
                                                                                                       1998              1997
(Amounts in thousands except share and per share data)                                              (unaudited)
------------------------------------------------------------------------------------------------ ----------------- ----------------
Assets
Cash and amounts due from depository institutions                                                          $28,572          $60,867
Interest-bearing deposits in other financial institutions                                                   56,256           75,473
Federal funds sold                                                                                                            7,665
------------------------------------------------------------------------------------------------ ----------------- ----------------
         Total cash and cash equivalents                                                                    84,828          144,005
Investments available-for-sale                                                                             149,573          129,748
Investments held to maturity (market value of $11,688 and $10,305 at September 30, 1998 and December
31, 1997, respectively)                                                                                     11,624           10,277
Loans - net                                                                                                766,080          729,525
Loans held for sale (Market value of $32,738 and $13,828 at September 30, 1998 and December 31, 1997,
respectively)                                                                                               32,552           13,565
Property and equipment - net                                                                                28,579           23,445
Other real estate owned - net                                                                                3,317            6,046
Goodwill - net                                                                                               6,690            7,110
Loan servicing rights - net                                                                                  1,508            1,519
Accrued interest receivable                                                                                  6,058            5,517
Other assets                                                                                                29,507           20,479
------------------------------------------------------------------------------------------------ ----------------- ----------------
Total                                                                                                   $1,120,316       $1,091,236
------------------------------------------------------------------------------------------------ ----------------- ----------------
Liabilities and Shareholders' Equity
Deposits                                                                                                  $902,035         $870,002
Federal Home Loan Bank advances                                                                             76,979           88,397
Securities sold under agreements to repurchase                                                               8,228           14,443
Advances from borrowers for taxes and insurance                                                              9,165            3,841
Bank drafts payable                                                                                         12,118            5,806
Other liabilities                                                                                           12,258           14,565
------------------------------------------------------------------------------------------------ ----------------- ----------------
Total liabilities                                                                                        1,020,784          997,054
------------------------------------------------------------------------------------------------ ----------------- ----------------
Commitments and Contingencies
Preferred  stock issued by pooled  company  $7.13 stated value;  300,000  shares authorized:
 Series "A" - 111,660 shares issued and outstanding at December 31, 1997                                                        796
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
 Series "C" - 948,996 shares issued and outstanding at December 31, 1997                                                      9,490
Common stock $.01 par value; 100,000,000 shares authorized;  25,532,224 and  23,713,111 shares issued
and outstanding at September 30, 1998 and December 31, 1997, respectively                                      255              237
Additional paid-in capital                                                                                  71,540           60,233
Retained earnings                                                                                           26,966           22,847
Unrealized gain on investments available-for-sale, net of taxes                                                771              579
------------------------------------------------------------------------------------------------ ----------------- ----------------
Total shareholders' equity                                                                                  99,532           94,182
------------------------------------------------------------------------------------------------ ----------------- ----------------
Total                                                                                                   $1,120,316       $1,091,236
------------------------------------------------------------------------------------------------ ----------------- ----------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three months ended September 30,
                                                                                                        (unaudited)
(Amounts in thousands except per share data)                                                      1998                 1997
---------------------------------------------------------------------------------------- ---------------------- -------------------
Interest Income:
Interest and fees on loans                                                                              $17,140             $16,064
Interest and dividends on investments                                                                     3,170               3,279
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                         20,310              19,343
---------------------------------------------------------------------------------------- ---------------------- -------------------
Interest Expense:
Interest on deposits                                                                                      7,991               7,442
Interest on borrowings                                                                                    1,208                 679
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                          9,199               8,121
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net interest income                                                                                      11,111              11,222
Provision for loan losses                                                                                 1,400                  81
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net interest income after  provision for loan losses                                                      9,711              11,141
Non-interest Income:
Service charges on deposit accounts                                                                       1,775               1,582
Gain on sale of loans                                                                                       310                 146
Gain on sale of investments available-for-sale                                                                                  262
Other income                                                                                                903                 887
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                          2,988               2,877
Operating Expenses:
Employee compensation and benefits                                                                        4,334               5,324
Occupancy and equipment                                                                                   1,966               1,768
Professional fees                                                                                           197                 824
Advertising and promotions                                                                                  178                 100
Communications                                                                                              298                 261
Data processing                                                                                             409                 349
Insurance                                                                                                   133                 111
Other                                                                                                     1,131               1,225
Merger expenses                                                                                           2,098
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                         10,744               9,962
Income before income taxes                                                                                1,955               4,056
Provision for income taxes                                                                                  723               1,065
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net income                                                                                               $1,232              $2,991
---------------------------------------------------------------------------------------- ---------------------- -------------------
PER SHARE DATA:
Basic earnings per common share                                                                           $0.05               $0.12
Diluted earnings per common share                                                                         $0.05               $0.11
Dividends per common share                                                                                $0.06               $0.05
Average common  shares and common stock equivalents outstanding                                          26,034              24,948
---------------------------------------------------------------------------------------- ---------------------- -------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Nine months ended September 30,
                                                                                                             (unaudited)
(Amounts in thousands except per share data)                                                           1998                 1997
---------------------------------------------------------------------------------------- ---------------------- -------------------
Interest Income:
Interest and fees on loans                                                                              $51,890             $47,060
Interest and dividends on investments                                                                     8,476               9,463
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                         60,366              56,523
---------------------------------------------------------------------------------------- ---------------------- -------------------
Interest Expense:
Interest on deposits                                                                                     22,849              21,557
Interest on borrowings                                                                                    3,377               1,972
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                         26,226              23,529
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net interest income                                                                                      34,140              32,994
Provision for loan losses                                                                                 1,599                 918
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net interest income after  provision for loan losses                                                     32,541              32,076
Non-interest Income:
Service charge on deposit accounts                                                                        5,103               4,711
Gain on sale of loans                                                                                     1,026                 343
Gain on sale of investments available-for-sale                                                              381                 436
Other income                                                                                              2,465               2,466
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                          8,975               7,956
Operating Expenses:
Employee compensation and benefits                                                                       13,306              14,674
Occupancy and equipment                                                                                   5,626               5,268
Professional fees                                                                                           730               1,904
Advertising and promotions                                                                                  598                 468
Communications                                                                                              958                 868
Data processing                                                                                           1,299                 971
Insurance                                                                                                   484                 526
Other                                                                                                     3,601               4,215
Merger expenses                                                                                           2,251               3,979
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                         28,853              32,873
Income before income taxes                                                                               12,663               7,159
Provision for income taxes                                                                                4,650               1,362
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net income                                                                                               $8,013              $5,797
---------------------------------------------------------------------------------------- ---------------------- -------------------
PER SHARE DATA:
Basic earnings per common share                                                                           $0.32               $0.22
Diluted earnings per common share                                                                         $0.31               $0.22
Dividends per common share                                                                                $0.16               $0.14
Average common shares and common stock equivalents outstanding                                           26,173              23,907
---------------------------------------------------------------------------------------- ---------------------- -------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Three Months Ended September 30,
                                                                                                             (unaudited)
(Amounts in thousands)                                                                                 1998                 1997
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net income                                                                                               $1,232              $2,991
Other comprehensive income, net of tax:
         Unrealized gain on investments available-for-sale arising during the period
         net of tax of $158 and $166, respectively                                                          428                 449
Reclassification adjustment for amounts realized on sale of investments included in
net income, net of taxes of ($97)                                                                                             (165)
---------------------------------------------------------------------------------------- ---------------------- -------------------
Comprehensive income                                                                                     $1,660              $3,275
---------------------------------------------------------------------------------------- ---------------------- -------------------
                                                                                                   Nine Months Ended September 30,

                                                                                                             (unaudited)

(Amounts in thousands)                                                                                 1998                 1997
---------------------------------------------------------------------------------------- ---------------------- -------------------
Net income                                                                                               $8,013              $5,797
Other comprehensive income, net of tax:
         Unrealized gain (loss) on investments available-for-sale arising during the
         period, net of tax of $71 and ($91), respectively                                                  192               (246)
Reclassification adjustment for amounts realized on sale of investments included in
net income, net of taxes of ($141) and ($161), respectively                                               (240)               (275)
---------------------------------------------------------------------------------------- ---------------------- -------------------
Comprehensive income                                                                                     $7,965              $5,276
---------------------------------------------------------------------------------------- ---------------------- -------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                 Unrealized Gain
                                                                                                                    (Loss) on
                                                                                   Additional                      Investments
                                                     Preferred        Common        Paid-in        Retained       Available-for-
(Amounts in thousands except share data)               Stock          Stock         Capital        Earnings     Sale, Net of Taxes
-------------------------------------------------- -------------- -------------- -------------- -------------- --------------------
Balance, December 31, 1996                                $11,146           $226        $57,316        $26,445                ($96)
Exercise of options -924,624 shares                                            9          2,032
Issuance of stock  grants - 3,000 shares                                                     27
Conversion of preferred stock series "C" into
common stock - 133,306 shares                               (860)              2            858
Cash dividends - common stock                                                                          (2,175)
Cash dividends paid by pooled companies - common stock                                                 (2,760)
Cash dividends - preferred stock series " C"                                                             (708)
Cash dividends - pooled company preferred stock
series "A"                                                                                                (56)
Net income                                                                                               2,101
Change in unrealized gain (loss) on investments
available-for-sale, net of taxes                                                                                                675
-------------------------------------------------- -------------- -------------- -------------- -------------- --------------------
Balance, December 31, 1997                                 10,286            237         60,233         22,847                  579
Exercise of options - 236,632 shares                                           2          1,044
401(k) plan - 4,474 shares                                                                   43
Conversion of preferred stock series "C" into
common stock - 1,463,347 shares                           (9,440)             15          9,425
Conversion of pooled company preferred stock into
common stock - 111,660 shares                               (796)              1            795
Cash redemption of preferred stock series "C"                (50)
Cash dividends - common stock                                                                          (3,882)
Cash dividends - preferred stock series "C"                                                              (202)
Cash dividends - pooled company preferred stock                                                           (27)
Net income                                                                                               8,013
Income for three months ended December 31, 1997 for
pooled company                                                                                             217
Change in unrealized gain on  investments
available-for-sale, net of taxes                                                                                                192
-------------------------------------------------- -------------- -------------- -------------- -------------- --------------------
Balance, September 30, 1998 (unaudited)                                     $255        $71,540        $26,966                 $771
-------------------------------------------------- -------------- -------------- -------------- -------------- --------------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                           Nine Months Ended September 30,
                                                                                                     (unaudited)
(Amounts in thousands)                                                                      1998                     1997
---------------------------------------------------------------------------------- ----------------------- ------------------------
Operating Activities:
Net income                                                                                          $8,013                   $5,797
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses                                                                            1,599                      918
Depreciation and amortization                                                                        2,404                    1,935
Gain on sale of investments available-for-sale                                                       (381)                    (436)
Gain on sale of loans                                                                              (1,026)                    (343)
Loans originated for sale                                                                         (21,078)                 (13,669)
Purchase of loans held for sale                                                                   (13,552)                 (16,155)
Sale of loans and loan participation certificates                                                   47,559                   41,145
Other - net                                                                                          1,381                    1,428
---------------------------------------------------------------------------------- ----------------------- ------------------------
Net cash provided by operating activities                                                           24,919                   20,620
---------------------------------------------------------------------------------- ----------------------- ------------------------
Investing Activities:
Purchases of investments available-for-sale                                                      (134,327)                 (55,735)
Proceeds from sales and maturities of investments available-for-sale                                78,615                   67,851
Maturities and calls of investments held to maturity                                                 4,013                    3,492
Purchases of investments held to maturity                                                                                   (8,944)
Loans purchased for investment                                                                    (65,855)
Net increase in loans                                                                              (4,726)                 (42,744)
Purchase of property and equipment                                                                 (6,997)                  (4,082)
Other - net                                                                                         21,900                    1,688
---------------------------------------------------------------------------------- ----------------------- ------------------------
Net cash used in investing activities                                                            (107,377)                 (38,474)
---------------------------------------------------------------------------------- ----------------------- ------------------------
Financing Activities:
Net increase in demand deposits, NOW accounts, Money Market accounts and savings
accounts                                                                                             8,532                    7,525
Net increase in certificates of deposits                                                            23,501                    5,449
(Decrease) increase in FHLB advances                                                              (11,418)                   11,657
Other - net                                                                                        (9,287)                  (3,989)
---------------------------------------------------------------------------------- ----------------------- ------------------------
Net cash provided by financing activities                                                           11,328                   20,642
---------------------------------------------------------------------------------- ----------------------- ------------------------
(Decrease) increase in cash and cash equivalents                                                  (71,130)                    2,788
Adjustments to reconcile for different year end of pooled company (see Note 2):
   Net income for three months ended December 31, 1997                                                 217
   Other cash flows-net                                                                             11,736
---------------------------------------------------------------------------------- ----------------------- ------------------------
Cash and cash equivalents at beginning of period                                                   144,005                  109,330
---------------------------------------------------------------------------------- ----------------------- ------------------------
Cash and cash equivalents at end of period                                                         $84,828                 $112,118
---------------------------------------------------------------------------------- ----------------------- ------------------------
For purposes of reporting cash flows, cash and cash equivalents  include cash on hand, amounts due from banks and federal funds
sold.  Generally, federal funds are purchased and sold for one-day periods.  The Company paid $2,342 and $2,385 in income tax payments during the nine months ended September 30, 1998 and September 30, 1997,  respectively.  The Company paid $60,709 and
$56,472 in interest on deposits and other borrowings during the nine months ended September 30, 1998 and 1997, respectively.  The
Company  had $2,400 and $2,826 of  transfers  from loans to OREO during the nine months ended September 30, 1998 and 1997,
respectively.  In addition, the Company transferred  approximately $27.5 million of loans acquired in the Unifirst merger to loans held for sale at closing (July
2, 1998).
-----------------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

1.        Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank" or "Republic"), and have been retroactively restated to include the accounts and results of operations of Unifirst FSB ("Unifirst"), a federal savings bank which merged into Republic on July 2, 1998 (See Note 2). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of September 30, 1998. The December 31, 1997 consolidated financial position is combined with the statements of financial condition of Unifirst as of September 30, 1997. The condensed consolidated statements of income and cash flows of RSFC for the three and nine months ended September 30, 1997 is combined with the statements of income of Unifirst for the three and nine months ended June 30, 1997.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1997.

          The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2.        Merger and Potential Mergers

          On September 14, 1998, RSFC entered into a definitive agreement whereby Northside Bank of Tampa ("Northside"), headquartered in Tampa, Florida, is expected to merge into the Bank, in a stock-for-stock transaction accounted for as a pooling-of-interests. Northside has assets of $65.5 million, loans of $37.9 million and deposits of $55.6 million.

          Under the terms of the agreement, shareholders of Northside will receive 3.64 shares of RSFC's common stock for each share of Northside common stock. RSFC expects to issue approximately 2.1 million shares of its common stock for all of the outstanding shares of Northside. The transaction is subject to shareholder approval of Northside, receipt of state regulatory approval and other customary closing conditions. Federal Reserve Bank approval was received in November 1998. The merger is expected to close in December 1998.

          On September 8, 1998, the Bank entered into a definitive agreement to acquire the Florida branch offices of Household Bank, f.s.b. ("Household"), a wholly owned subsidiary of Household International, Inc. Under the terms of the agreement, Republic Security Bank expects to acquire two branch locations with approximately $32 million in loans and approximately $19 million in deposits. The Bank will pay a purchase price equal to 4% times the deposit balances outstanding at the closing date and the consideration will be paid in cash.

          The transaction is subject to approval by the State of Florida Banking Department and is expected to close in November 1998. Approval from the Federal Reserve Bank was received in October 1998.

          On August 24, 1998, RSFC entered into a definitive agreement to acquire Newberry Bank ("Newberry"), a Florida state, commercial bank, headquartered in Newberry, Florida. Newberry has approximately $37 million in assets, loans of $28 million and deposits of $33 million. Under the terms of the agreement the purchase price equals two times Newberry's tangible equity as of the month end prior to the closing date. The transaction will be accounted for as a purchase business combination and approximately $3.0 in goodwill will be recorded related to the transaction.

          The transaction is subject to shareholder approval of Newberry, receipt of state regulatory approval and other customary closing conditions. The merger is expected to close in the fourth quarter of 1998. Federal Reserve approval was received in October 1998.

          On July 2, 1998, RSFC issued 1,245,196 shares of its common stock in exchange for all outstanding common stock of Unifirst. This business combination has been accounted for as a pooling-of-interests and, accordingly, the unaudited condensed consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Unifirst. In connection with the Unifirst merger the Company incurred approximately $2.2 million in merger expenses.

          The  results  of  operations   previously  reported  by  the  separate
     companies and the combined amounts presented in the accompanying unaudited condensed consolidated financial statements are summarized below.

                                Six months ended
                                    June 30,
                                    1998 1997
----------------------------------------------- -------------------- ------------------
                                   (unaudited)
Revenue:

         RSFC                                                $26,993            $24,008
         Unifirst                                              1,823              1,911
----------------------------------------------- -------------------- ------------------
         Combined                                            $28,816            $25,919
----------------------------------------------- -------------------- ------------------
Net Income:
         RSFC 1                                               $6,415             $2,394
         Unifirst                                                366                277
----------------------------------------------- -------------------- ------------------
         Combined                                             $6,781             $2,671
----------------------------------------------- -------------------- ------------------

          See Note 7 for discussion of the merger with First Palm Beach Bancorp, Inc. which was consummated on October 29, 1998.

3.        Non-Performing Assets and Allowance for Loan Losses

          At September 30, 1998, the Bank had $9.8 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets). The provision for loan losses was $1,599,000 and $918,000 for the nine months ended September 30, 1998 and 1997, respectively. The provisions for loan losses include charges of $1.2 million and $400,000 for the nine months ended September 30, 1998 and 1997, respectively, to conform Unifirst and Family Bank's accounting and credit policies to those of RSFC.


--------
          1 The six months ended June 30, 1997, includes merger costs of $2.5 million, net of taxes, related to the Family Bank acquisition. The merger costs consist of approximately $1.6 million in professional fees, $1 million in data processing conversion costs and $1.4 million in costs associated with the integration of operations and other expenses.

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

          In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $7.8 million at September 30, 1998.

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

          At September 30, 1998, the Bank had adjustable rate commitments to extend credit of approximately $175.3 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

          In addition to the above commitments and contingencies, there are various legal actions pending against the Company that management has reviewed with legal counsel. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

5.       Earnings per Common Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                           Three Months Ended            Nine months ended
                                                                             September 30,                 September 30,
                                                                                             (unaudited)
(In thousands except per share data)                                       1998          1997           1998           1997
--------------------------------------------------------------------- -------------- ------------- -------------- --------------
Numerator:
Net income                                                                    $1,232        $2,991         $8,013         $5,797
Preferred stock dividends                                                                    (195)          (229)          (584)
--------------------------------------------------------------------- -------------- ------------- -------------- --------------
Numerator for basic earnings per share - income available to common
stockholders                                                                   1,232         2,796          7,784          5,213
Effect of dilutive securities:
         Preferred stock dividends                                                                            229
--------------------------------------------------------------------- -------------- ------------- -------------- --------------
Numerator for diluted earnings per share - income available to common
stockholders after assumed conversions                                        $1,232        $2,796         $8,013         $5,213
===================================================================== ============== ============= ============== ==============
Denominator:
Denominator for basic earnings per share - weighted-average shares            25,532        24,168         24,672         23,055
Effective of dilutive securities:
         Employee stock options                                                  502           780            566            852
         Convertible preferred stock                                                                          935
--------------------------------------------------------------------- -------------- ------------- -------------- --------------
Dilutive potential common shares                                                 502           780          1,501            852
--------------------------------------------------------------------- -------------- ------------- -------------- --------------
Denominator for diluted earnings per share - adjusted weighted-average
shares and assumed conversions                                                26,034        24,948         26,173         23,907
===================================================================== ============== ============= ============== ==============
Basic earnings per share                                                       $0.05         $0.12          $0.32          $0.22
Diluted earnings per share                                                     $0.05         $0.11          $0.31          $0.22

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

7.        Subsequent Events

          On October 29, 1998, RSFC consummated the acquisition of First Palm Beach Bancorp, Inc. ("First Bank"). This business combination was accounted for as a pooling-of-interests and RSFC issued 21,731,248 shares of its common stock for all outstanding shares of First Bank. First Bank has assets of approximately $1.8 billion, total loans of $1.1 billion, total deposits of $1.3 billion and total equity of $128 million.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    Comparison of the Three and Nine months ended September 30, 1998 and 1997


Results of Operations

     The Company had net income of $1.2 million or $.05 diluted earnings per common share for the three months ended September 30, 1998, compared to $3.0 million or $.11 diluted earnings per common share for the three months ended September 30, 1997. The decrease in net income is due to pretax merger related expenses of approximately $3.3 million associated with the acquisition of Unifirst Federal Savings Bank on July 2, 1998. Net interest income decreased $111,000 or 1% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. Non-interest income increased $111,000 or 4.0% while operating expenses (excluding merger expenses) decreased $1.3 million or 13% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997.

     The Company had net income of $8.0 million or $.31 diluted earnings per common share for the nine months ended September 30, 1998, compared to net income of $5.8 million or $.21 diluted earnings per common share for the nine months ended September 30, 1997. Net interest income increased $1.1 million or 4% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Non-interest income increased $1.0 million or 13% while operating expenses (excluding merger expenses) decreased $2.3 million or 8% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997.

Net Interest Income

     Net interest income for the three months ended September 30, 1998 decreased $111,000 compared to the three months ended September 30, 1997 due to an increase of $1.0 million in interest income offset by an increase of $1.1 million in interest expense. Interest income increased due to an increase of $88.8 million in interest-earning assets due primarily to an increase in average loan outstandings offset by a decline in approximately 30 basis points in asset yield. The decline in asset yield was due partially to premiums related to loan prepayments and interest in arrears recognized on Unifirst loans which were more than 90 days past due and still accruing interest at closing. The increased premium amortization and the Unifirst interest in arrears are not expected to recur as the majority of loans with premiums have paid off and loans are placed on non accrual at 90 days past due. The reduction in asset yield for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to lower interest rates is approximately 15 basis points. Interest expense increased due to an increase in interest-bearing liabilities as the rate paid on interest-bearing liabilities remained unchanged.

     Net interest income increased $1.1 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to an increase of $3.8 million in interest income offset by an increase of $2.7 million in interest expense. Interest income increased primarily due to an increase in average loans outstanding offset by a reduction in the yield on interest-earning assets of approximately 12 basis points for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Interest expense increased due to an increase in interest bearing liabilities of approximately $77 million. The increase is related to an increase in deposits as well as an increase in FHLB advances of approximately $50 million used to fund loan and investment purchases.

Provision for Loan Losses

     The provision for loan losses increased $1.3 million and $681,000 respectively, for the three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997, due primarily to a $1.2 million adjustment to the allowance for loan losses to conform Unifirst's accounting and credit policies related to loan loss reserves to the Bank's policies.

                                           Management's Discussion and Analysis
                   of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------



Non-Interest Income

     Non-interest income increased $111,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to an increase of $164,000 in gain on sale of loans, an increase of $193,000 in service charges on deposit accounts and a decrease of $262,000 in gain on sale of investments. The increase in service charges on deposit accounts is primarily due to the increase in deposit accounts and an increase in the usage of products as no significant fee increases have occurred. The increase in gain on sale of loans is due to an increase in the amount of loans sold during the three months ended September 30, 1998 compared to September 30, 1997. There were no investment sales during the quarter ended September 30,1998.

     Non-interest income increased $1.0 million for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997 due to an increase of $683,000 in gain on sale of loans, an increase of $392,000 in service charges on deposit accounts and a decrease of $55,000 in gain on sale of investments. The increase in gain on sale of loans is due to an increase in the amount of loans sold during the nine months ended September 30, 1998 compared to September 30, 1997. The increase in service charges on deposit accounts is due to an increase in transaction accounts as well as an increase in the usage of products. The decrease in the gain on the sale of investments for the nine months ended September 30, 1998 is due to a decrease in the amount of investments sold during the nine months ended September 30, 1998 compared to September 30, 1997.

Operating Expenses

     Operating expenses (excluding merger expenses) decreased $1.3 million or 13% for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The decrease in operating expenses is primarily due to decreases of $990,000 in employee compensation and benefits, $627,000 in professional fees and $94,000 in other expenses offset by an increase of $60,000 in data processing fees, an increase of $198,000 in occupancy expenses and an increase of $78,000 in advertising and promotion expense. The decrease in employee compensation and benefits is due to a decrease of $900,000 related to the expense for Stock Appreciation Rights (SARs) accrual for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. SARs expense was lower for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 as no additional accrual was necessary because the market price of RSFC common stock has declined since September 30, 1997. In addition, in order to restore the purpose of the SAR's grants of providing long- term incentive for the board members, in June 1998, the Company paid a total of $171,000 to the SAR holders to extend the original vesting period to seven years from various shorter vesting periods. Professional fees decreased for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 primarily due to decrease in legal expenses related to two legal matters, and problem loans as well as a settlement payment made in August 1997. Other operating expenses decreased primarily due to a reduction in OREO expenses associated with Unifirst (a pooled company). The increase in data processing fees is primarily due to the addition of data processing for Family Bank and County National Bank in September 1997 and March 1998, respectively. Occupancy expense increased for the three months ended September 1998 compared to September 1997 primarily due to the opening of five new branches located in Palm Beach and Broward counties since September 1997.

     Operating expenses (excluding merger costs) decreased $2.3 million or 8% for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. The decrease in operating expenses is primarily due to decreases of $1.4 million in employee compensation and benefits, $1.2 million in professional fees and a decrease of $614,000 in other expenses offset by an increase of $328,000 in data processing fees, an increase of $90,000 in communication expenses and an increase of $358,000 in occupancy expense. The decrease in employee compensation and benefits is primarily due to a decrease of $1.4 million in SAR's expense for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 duet to the market price of RSFC common

                                           Management's Discussion and Analysis
                   of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------


stock and the extension of the vesting period related to the SARs. The decrease in professional fees is primarily due to fees paid in relation to a County National Bank (a pooled company) litigation matter which was settled in December 1996 and a decrease in legal fees paid in relation to pre-foreclosure expenses related to Unifirst (a pooled company). Other operating expenses decreased primarily due to non-recurring expenses of $100,000 associated with the startup of the Trust and Investment Services division and a $150,000 fixed asset write-off associated with the relocation of a branch in 1997. In addition, other real estate owned expenses decreased due to the disposition of certain OREO assets. The increase in data processing fees is primarily due to the addition of data processing for Family Bank from an in-house EDP system to the Bank's outside data processor in September 1997 and for County National Bank in March 1998. Occupancy expense increased for the nine months ending September 30, 1998 primarily due to the opening of six new branches located in Palm Beach and Broward counties as well as the opening of the Bank's new Trust and Investments Division in late 1997.

Provision for Income Taxes

     The provision for income taxes decreased $342,000 for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 due to a decrease of $2.1 million in income before taxes for the three months ended September 30, 1998 offset by an increase in the effective tax rate from 26% for the three months ended September 30, 1997 to 37% for the three months ended September 30, 1998. The increase in the effective tax rate is due to a reduction of the allowance for deferred tax assets in the three months ended September 30, 1997.

     The provision for income taxes increased $3.3 million for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 due to a $5.5 million increase in income before income taxes and an increase in the effective tax rate from 19% for the nine months ended September 30, 1997 to 37% for the nine months ended September 30, 1998. The effective tax rate was lower for the nine months ended September 30, 1997 due to a $1.1 million reduction of the allowance for deferred tax assets in the nine months ended September 30, 1997.

Liquidity, Sources of Capital and Capital Requirements

     As a member of the Federal Home Loan Bank System, the Bank is subject to regulations which require it to maintain "long term" liquidity ratios. The majority of the liquid assets of the Bank are investments available-for-sale and deposits with the Federal Home Loan Bank of Atlanta. The Bank was in compliance with liquidity requirements during the three and nine months ended September 30, 1998.

     On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

     Cash and cash equivalents decreased by approximately $71.1 million during the nine months ended September 30, 1998. The decrease in cash is due primarily to increases in loans and investments and a decrease in FHLB advances offset by a $32.0 million increase in deposits and $24.9 million in cash provided by operating activities.

     The following table shows the capital amounts and ratios of the Bank at September 30, 1998:

(Dollars in thousands)                                                                       Amount                    Ratio
-------------------------------------------------------------------------- ------------------------ ------------------------
Total risk based capital                                                                    $90,528                   11.56%
Tier 1 risk based capital                                                                   $82,362                   10.52%
Leverage capital                                                                            $82,362                    7.50%
-------------------------------------------------------------------------- ------------------------ ------------------------

                                           Management's Discussion and Analysis
                   of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------


     At September 30, 1998, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

Financial Condition

     As of September 30, 1998, total assets increased approximately $29.1 million or 2.7% from December 31, 1997. Loans-net and loans held for sale increased approximately $55.5 million, investments increased approximately $21.2 million and cash and cash equivalents decreased $59.2 million. In addition property and equipment-net increased $5.1 million due to the purchase of land and buildings associated with new and future branches and equipment for new branches. Other assets increased approximately $9.0 million due to a $2.9 million purchase of life insurance policies related to the directors retirement plan, a $1.7 million increase in prepaid dealer rebates associated with indirect consumer lending and a $5.0 million increase in accounts receivable associated with the sale of assets. Other real estate owned decreased $2.7 million due to OREO sales by Unifirst (a pooled company) during 1998. The overall increase in assets was funded primarily by an increase of $32 million in deposits. Advances from borrowers for taxes and insurance increased $5.3 million due to the accumulation of escrow payments related primarily to residential loans and bank drafts payable increased $6.3 million related to loan funding checks issued at the end of September 1998 due to an increase in loan production in September 1998.

Year 2000

     The Bank utilizes and is dependent upon a third-party vendor for its primary data processing functions. The Bank also utilizes other purchased software packages which operate on in-house computer networks. In 1997, the Bank developed a Year 2000 plan to assess, remedy and test the Bank's operations for Year 2000 compliance. In addition, the Bank's Year 2000 plan includes assessing the impact of the Year 2000 issue on borrowers' ability to repay. Through formal communication, the Bank's primary data processing vendor and the majority of other vendors have indicated their hardware and/or software is or will be Year 2000 compliant in 1999. The majority of the Bank's non-information technology providers are not date sensitive. The Bank is developing contingency plans related to non-information technology providers which are date sensitive and provide services which are critical to the Bank's operations. The Bank has also contacted all of its significant commercial loan customers to determine the borrowers' ability and readiness to become Year 2000 compliant. Approximately
58% of the loan customers contacted have responded and the Bank has not identified any significant issues with those customers. However, there can be no guarantee that the systems of other companies on which the Bank's systems and operations rely will be timely converted and would not have an adverse effect on the Bank's operations.

     Currently, the Bank is upgrading or replacing purchased software packages and in-house computer network software and hardware, as needed, and testing certain software for Year 2000 compliance. The Bank will utilize both internal and external resources to upgrade, replace and test hardware, software and third-party vendor programs. The Bank anticipates completing the Year 2000 project by October 31, 1999, which is prior to any anticipated impact on its operating systems. As of September 30, 1998, the Bank has not incurred any significant expenses other than personnel time. Costs to purchase computer hardware and software are estimated to be approximately $2.0 million which will be capitalized. The cost of the Year 2000 project will be funded through operating cash flows. While management does not anticipate the cost of the Year 2000 project to have a material impact on the Company's financial condition, operations or cash flows, the project is currently substantially incomplete in the areas of testing the computer systems and assessing the impact of the Year 2000 issue on certain borrowers. The anticipated costs of the project and the date on which the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. Therefore, no guarantee can be made that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such

                                           Management's Discussion and Analysis
                   of Financial Condition and Results of Operations (Continued)
-------------------------------------------------------------------------------


material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a financial institution holding company, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest-earning assets, other than those with short term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade and Lee counties of Florida, is subject to risks associated with the local economy.

     The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans. The following table presents the Company's exposure to interest rate risk at September 30, 1998:

                                                                                       September 30, 1998 2
                                                             -----------------------------------------------------------------------
                                                                One Year       1 to 3        3 to 5         Over 5
                                                                or Less         Years         Years          Years         Total
                                                             -------------- ------------- -------------  ------------- -------------
                                                                                     (Dollars in thousands)

Total interest-earning assets                                      $517,205      $251,888       $94,545       $149,152    $1,012,790
Total interest-bearing liabilities                                  740,196        55,143        21,771          2,456       819,566
Interest rate sensitivity gap                                    ($222,991)      $196,745       $72,774       $146,696      $193,224
Cumulative interest rate sensitivity gap                         ($222,991)     ($26,246)       $46,528       $193,224
Cumulative interest rate sensitivity gap as a
 percent of total assets                                            (19.9)%        (2.3)%          4.2%          17.3%




--------

     2 In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of NOW, Money Market and savings account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. NOW, Money Market and savings account balances are assumed to reprice immediately and are included in one year or less. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

PART II.  OTHER INFORMATION


ITEM 1:     Legal Proceedings

            Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which in management's opinion are not material to the consolidated financial condition or results of operation of the Company.

ITEM 2:     Changes in Securities and Use of Proceeds

            Not applicable.

ITEM 3:     Defaults Upon Senior Securities

            Not applicable.

ITEM 4:     Submission of Matters to a Vote of Security Holders

            A special meeting of shareholders of Republic Security Financial Corporation was held on October 27, 1998. The following matters were voted upon:

            1. Approval of the Agreement and Plan of Merger, dated as of May 27, 1998, as amended, (the "Merger Agreement") by and between RSFC and First Palm Beach Bancorp, Inc. ("FPBB") providing for the merger of FPBB with and into RSFC. The Merger Agreement provides for each common share of FPBB to be converted into 4.194 shares of RSFC common stock and the transaction will be accounted for as a pooling of interests.

            2. Approval of an amendment to RSFC's Articles of Incorporation increasing the authorized shares of its common stock, par value $0.01 per share from 100,000,000 to 500,000,000, increasing the authorized shares of Series B Junior Participating Preferred Stock from 1,000,000 to 5,000,000 and deleting the 7% Cumulative Convertible Preferred Stock, Series C, therefrom.

            3. Approval of an amendment to the Republic Security Financial Corporation Performance Incentive Plan (the "Plan") increasing the number of shares of RSFC Common Stock issuable under the Plan from 2,000,000 shares to 5,000,000 shares. The increase in shares in the Plan is needed due to an 80% increase in the number of officers and employees as a result of the FPBB merger.

            The results of the votes for each of the above three matters is as follows:

                                               Votes Cast:              Broker
Matter        For          Against      Withheld      Abstain          Non-vote

  1        14,402,217       169,252                   543,981
  2        13,301,593     1,208,934                   604,920
  3        12,804,661     1,785,866                   524,920

ITEM 5:     Other Information

            Not applicable.

ITEM 6:     Exhibits and Reports on Form 8-K

            (a)       The following exhibits are filed as part of this report:

                      27         Financial Data Schedule (for SEC use only).

            (b) During the three months ended September 30, 1998 the Company filed one report on Form 8-K:

                      (i) Form 8-K filed on July 10, 1998 reported the acquisition of Unifirst Federal Savings Bank in a stock for stock transaction.

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



                                      Republic Security Financial Corporation
                                      (Registrant)




Date:      November 13, 1998          /s/ Richard J. Haskins
                                      ----------------------------------------
                                      Richard J. Haskins
                                      Executive Vice President & CFO
                                      (Principal Financial Officer)




Date:      November 13, 1998          /s/ Carla H. Pollard
                                      ----------------------------------------
                                      Carla H. Pollard
                                      Vice President/Controller
                                      (Duly Authorized Officer)