Form 10-K
period 1998-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1999-03-25
CIK 743136

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-14671

                    REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

                        FLORIDA                                        59-2335075
            (State or other jurisdiction of                         (I.R.S. Employer
            incorporation or organization)                         Identification No.)

              450 SOUTH AUSTRALIAN AVENUE                             (561) 650-2500
               WEST PALM BEACH, FL 33401                      (Registrant's telephone number,
      (Address of principal executive offices)(Zip Code)           including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 1999 was approximately $425,258,217. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 16, 1999 was 50,529,765.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I

 ITEM 1 -- BUSINESS
  General ..............................................................    1
  Lending Activities ...................................................    2
  Servicing of Mortgage Loans ..........................................    6
  Non-Performing Assets and Allowance for Loan Losses ..................    7
  Investment Activities ................................................    9
  Deposits .............................................................   10
  Borrowings ...........................................................   10
  Market Area and Competition ..........................................   12
  Subsidiary Activities ................................................   12
  Employees ............................................................   12
 CERTAIN REGULATORY CONSIDERATIONS .....................................   12
 ITEM 2 -- PROPERTIES ..................................................   21
 ITEM 3 -- LEGAL PROCEEDINGS ...........................................   27
 ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   27

PART II

 ITEM 5 -- MARKET FOR REPUBLIC SECURITY FINANCIAL CORPORATION'S
           COMMON STOCK AND RELATED SHARE HOLDER MATTERS ...............   28
 ITEM 6 -- SELECTED FINANCIAL DATA .....................................   30
 ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
  Corporate Overview ...................................................   33
  Results of Operations ................................................   35
  Net Interest Income ..................................................   36
  Interest Income ......................................................   37
  Interest Expense .....................................................   38
  Provision for Loan Losses and Allowance for Loan Losses ..............   40
  Non-Interest Income ..................................................   42
  Operating Expenses ...................................................   43
  Income Taxes .........................................................   44
  Liquidity ............................................................   45
  Capital Compliance ...................................................   46
  Impact of Inflation ..................................................   46
  Financial Condition ..................................................   46
  Year 2000 Matters ....................................................   47
 ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK ..........................................   49

                                                                            PAGE
                                                                           -----
 ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................     51
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  1.  Summary of Significant Accounting Policies .......................     57
  2.  Mergers, Branch Acquisitions and Potential Mergers ...............     62
  3.  Investments ......................................................     65
  4.  Loans Receivable--Net ............................................     68
  5.  Non-Performing Loans and Allowance for Loan Losses ...............     68
  6.  Cash and Amounts Due from Depository Institutions ................     69
  7.  Property and Equipment ...........................................     69
  8.  Deposits .........................................................     70
  9.  Borrowed Money ...................................................     71
  10. Senior Debentures ................................................     72
  11. Shareholders' Equity .............................................     72
  12. Stock Option and Other Incentive Plans ...........................     73
  13. Capital Compliance ...............................................     77
  14. Commitments and Contingencies ....................................     78
  15. Related Party Transactions .......................................     80
  16. Federal Deposit Insurance Corporation Special Savings
      Association Insurance Fund Assessment ............................     80
  17. Income Taxes .....................................................     81
  18. Earnings per Share ...............................................     83
  19. Parent Company Financial Information .............................     84
  20. Fair Values of Financial Instruments .............................     86
 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ....................     89
 ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................     92
PART III

 ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........     92
 ITEM 11 -- EXECUTIVE COMPENSATION .....................................     92
 ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT .............................................     92
 ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............     92

PART IV

 ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K ....................................     93
 SIGNATURES ............................................................     96

                                     PART 1

ITEM 1. BUSINESS

GENERAL

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

     The Bank is currently the largest independent commercial bank headquartered in Florida. The Bank has 94 banking facilities of which 67 are traditional branches and 27 are in-store supermarket branches. The Bank has 46 branches located in Palm Beach county, 25 branches in Broward county, 11 branches in Dade county, 4 branches in Lee county, 2 branches in each of Martin and Marion counties and one branch each in Orange, Alachua, Hillsborough and St. Lucie counties. Palm Beach County is the third largest banking market in Florida and has the third largest population base, Broward County is the State's second largest banking market and has the second largest population base and Dade County is the largest banking market in Florida with the State's largest population base.

     On July 2, 1998, the Company acquired Unifirst Federal Savings Bank ("Unifirst"), a federally chartered savings bank headquartered in Hollywood, Florida with one additional branch located in Broward county. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $141.9 million, liabilities of $132.7 million and $9.2 million in equity. All information contained herein has been retroactively restated to include the accounts and results of operations of Unifirst.

     On October 29, 1998, the Company acquired First Palm Beach Bancorp ("FPBB"), and its subsidiary First Bank of Florida ("First Bank"), a federally chartered Savings and Loan Association headquartered in West Palm Beach, Florida. First Bank operated 52 offices in Palm Beach, Broward, Dade, Martin and Lee counties. The acquisition was accounted for as a pooling of interest and resulted in the Company acquiring assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.3 billion and total equity of $128 million. First Bank was merged into the Bank as of October 29, 1998. All information contained herein has been retroactively restated to include the accounts and results of operations of FPBB.

     On November 20, 1998, the Bank purchased two branch offices of Household Bank, FSB ("Household"), a wholly owned subsidiary of Household International, Inc. The Bank acquired a total of $28.3 million in net loans and $19.0 million in deposits and offices located in Harbour Island and Orlando, Florida.

     On December 11, 1998, the Company acquired Newberry Bank ("Newberry"), a Florida state chartered commercial bank headquartered in Newberry, Florida with one branch office in Ocala, Florida. Newberry was simultaneously merged into the Bank and resulted in the Bank acquiring $38.9 million in assets, $28.7 million in net loans and $34.8 million in deposits. The transaction was accounted for as a purchase business combination and the operations of Newberry are included since the date of acquisition.

LENDING ACTIVITIES

     GENERAL. Under applicable regulations, the Bank originates, purchases and sells loans or participating interests in loans. See "Regulatory Matters--Federal Regulation" for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of commercial and residential mortgage loans, construction loans, commercial business loans and consumer loans. Approximately 95% of the Bank's mortgage loans are secured by property located in Florida.

     The following tables set forth the composition of the Bank's loan portfolio by type of loan (excluding loans held for sale) at the periods indicated:

                                                     DECEMBER 31,
                                    -----------------------------------------------
                                             1998                    1997
                                    ----------------------- -----------------------
TYPE OF LOAN                            AMOUNT     PERCENT      AMOUNT     PERCENT
----------------------------------- ------------- --------- ------------- ---------
                                                    (IN THOUSANDS)
Real estate loans:
 Commercial real estate ...........
 * Commercial real estate .........  $  398,933       20%    $  348,923       18%
 * Residential property ...........   1,143,803       56      1,096,468       56
 * Construction loans .............     113,662        6        187,593        9
                                     ----------       --     ----------       --
  Total real estate loans .........   1,656,398       82      1,632,984       83
                                     ----------       --     ----------       --
Consumer Loans:
 * Personal and Other .............      97,284        4         72,284        4
 * Automobile .....................     159,423        8        175,937        9
                                     ----------       --     ----------       --
Total consumer loans ..............     256,707       12        248,221       13
                                     ----------       --     ----------       --
Commercial business loans .........     114,170        6         74,129        4
                                     ----------       --     ----------       --
  TOTAL LOANS .....................   2,027,275      100%     1,955,334      100%
                                     ----------      ===     ----------      ===
Less:
Loans in process ..................      45,559                  75,261
Discounts, premiums and
  deferred loan fees ..............      (3,627)                 (6,698)
Allowance for loan losses .........      26,043                  13,146
                                     ----------              ----------
  TOTAL ...........................  $1,959,300              $1,873,625
                                     ==========              ==========
                                                     DECEMBER 31,                          MARCH 31,
                                    ----------------------------------------------- ----------------------
                                             1996                    1995                    1995
                                    ----------------------- ----------------------- ----------------------
TYPE OF LOAN                            AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
----------------------------------- ------------- --------- ------------- --------- ------------- --------
                                                                (IN THOUSANDS)
Real estate loans:
 Commercial real estate ...........
 * Commercial real estate .........  $  311,211       17%    $  235,099       15%   $  213,206        16%
 * Residential property ...........     911,503       52        858,410       57       768,875        57
 * Construction loans .............     208,926       12        177,941       12       180,770        14
                                     ----------       --     ----------       --    ----------        --
  Total real estate loans .........   1,431,640       81      1,271,450       84     1,162,851        87
                                     ----------       --     ----------       --    ----------        --
Consumer Loans:
 * Personal and Other .............      64,838        4         47,968        3        29,913         2
 * Automobile .....................     201,999       11        131,841        9        88,682         7
                                     ----------       --     ----------       --    ----------        --
Total consumer loans ..............     266,837       15        179,809       12       118,595         9
                                     ----------       --     ----------       --    ----------        --
Commercial business loans .........      64,017        4         57,342        4        58,170         4
                                     ----------       --     ----------       --    ----------        --
  TOTAL LOANS .....................   1,762,494      100%     1,508,601      100%    1,339,616       100%
                                     ----------      ===     ----------      ===    ----------       ===
Less:
Loans in process ..................      82,952                  62,812                 88,403
Discounts, premiums and
  deferred loan fees ..............      (8,508)                 (2,405)                 2,016
Allowance for loan losses .........      19,515                  10,073                 10,088
                                     ----------              ----------             ----------
  TOTAL ...........................  $1,668,535              $1,438,121             $1,239,109
                                     ==========              ==========             ==========

     The following table sets forth at December 31, 1998, the principal amounts of the Bank's loans with contractual maturities during the periods indicated.

                                                               DECEMBER 31, 1998
                                     ---------------------------------------------------------------------
                                                                   MATURING
                                     ---------------------------------------------------------------------
                                                          AFTER 1 YEAR
                                      WITHIN 1 YEAR     THROUGH 5 YEARS     AFTER 5 YEARS        TOTAL
                                     ---------------   -----------------   ---------------   -------------
Real Estate:
 Residential(1) ..................       $ 92,041           $ 45,031          $1,010,358      $1,147,430
 Construction and lot(2) .........         40,184             10,557              17,362          68,103
 Commercial ......................        233,121             96,377              69,435         398,933
Commercial business ..............         44,560             59,220              10,390         114,170
Consumer .........................         35,436            167,162              54,109         256,707
                                         --------           --------          ----------      ----------
  Total ..........................       $445,342           $378,347          $1,161,654      $1,985,343
                                         ========           ========          ==========      ==========
Maturing after one year with:
Variable interest rates ..........                                                            $  618,244
Fixed interest rates .............                                                               921,757
                                                                                              ----------
  Total ..........................                                                            $1,540,001
                                                                                              ==========

----------------
(1) Excludes loans held for sale
(2) Net of loans-in-process

     The Bank provides commercial and residential real estate loans, construction loans, commercial business loans and consumer loans. Loans secured by real estate generally include commercial and residential real estate, construction loans, loans to refinance or purchase existing properties, home equity loans and land acquisition and development loans.

     REAL ESTATE MORTGAGE LOANS. The Bank's real estate mortgage loans, which totaled $1.6 billion or 82% of the Bank's total loan portfolio as of December 31, 1998, consist of commercial and residential mortgage loans, which are secured by existing properties. Loans secured by commercial properties generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and multi-family properties. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 80%, and a cash flow to debt service ratio of 1.25 to 1.

     The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made for 80% to 95% of the appraised value of the financed residences are primarily originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1998, the loan portfolio includes approximately $76.4 million of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance. The Bank believes that these loans, which are made in the normal course of business from time to time, have not resulted in a significantly greater loss experience than the aggregate residential mortgage portfolio and these loans generally have higher yields. As of December 31, 1998, the Bank's residential loan portfolio consisted of approximately 40% in ARMs and 60% in fixed rate loans.

     Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal Home Loan Mortgage Corporation (the "FHLMC"). The Bank is an approved seller/servicer for the Federal National Mortgage Association (the "FNMA") and the FHLMC.

     CONSTRUCTION LOANS. Gross construction loans comprised approximately 6% of the Bank's total loan portfolio as of December 31, 1998. The total gross construction loan portfolio of approximately

$113.7 million as of December 31, 1998 is primarily composed of one-to-four family residential properties and to a lesser extent multi-family and commercial real estate properties.

     The Bank originates one-to-four family residential loans to individuals on a pre-sold basis and through developers on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location, and overall portfolio concentrations. Limitations are imposed by the Bank on the aggregate outstanding principle balance of loans for the purpose of construction of residences that have not been pre-sold.

     Construction loans generally provide for terms of between 6 and 12 months with interest only payments. Loan proceeds are advanced as construction progresses and inspections warrant. Construction loans are structured either to be converted to permanent loans at the end of the construction phase, or to be paid off upon receipt of financing from another lender. Construction loans acquired in connection with the acquisition of FPBB have the same general terms as the Bank except FPBB's originated construction loans provide for interest only payments at fixed interest rates. Fixed rate construction loans outstanding at December 31, 1998 were $22.4 million.

     The Bank's construction loans are secured by first mortgages on the underlying real estate and have loan-to-value ratios which generally do not exceed 80%. All such loans provide for recourse to the borrower or a related individual in the event of a default. The loan agreements generally require the Bank to advance funds for fees. The amount of the loan generally provides the borrowers with sufficient funds to pay the interest on the loan during construction since interest is considered part of the total cost of the property.

     Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable-rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher credit risks associated with construction lending. Historically, the Bank has obtained its construction loans through its retail loan officer and branch network and also through the wholesale broker network. These loans are generally made to the homeowner and may or may not involve an end loan commitment.

     The Bank offered to selected builders a revolving commitment. These commitments are for speculative, model and contract construction loans, the collateral for which is individually analyzed and approved prior to closing. The commitment is a pre-approval of the builder on a credit basis only to determine the maximum level of exposure the Bank wishes to have. If permanent loans are placed through it, it may grant preferential rates to the builder through those commitments.

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

     CONSUMER LOANS. Consumer loans are extended for a variety of purposes including the purchase of automobiles, home improvement, lines of credit, unsecured personal loans and education. As of

December 31, 1998, consumer loans were approximately $256.7 million or 12% of total loans. Loans secured by automobiles are the dominant consumer loans and represented $159.4 million or 8% of total consumer loans as of December 31, 1998. Automobile loans are obtained from both the retail branch network and indirectly through referrals from automobile dealerships. Primarily all of the indirect automobile loans currently are obtained from dealerships within the Bank's market area and are underwritten to the same standards as those automobile loans acquired through the retail banking network.

     Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds. Lending in this area may involve special risk, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession.

     During the fiscal years ended 1995 and 1996, FPBB (a pooled company) became more active in the indirect automobile lending market. Higher than anticipated charge-offs were experienced in the indirect automobile lending portfolio, primarily during the latter part of the fiscal year ended 1996. Higher delinquencies and charge-offs did not occur until the third quarter 1996. Because of the collection problems, a $16.4 million provision for loan losses was recorded in 1996. Based upon an analysis of the overall performance of the indirect lending program, management determined that effective September 30, 1996, no new applications for indirect loans would be accepted; thereby, discontinuing the indirect lending program. FPBB's indirect loan portfolio decreased from $194.1 million at December 31, 1996 to $153.8 million at December 31, 1997 to $40.6 million at December 31, 1998.

     COMMERCIAL BUSINESS LOANS. Commercial business loans (excluding Small Business Administration ("SBA") loans) totaled $99.7 million or 5% of the Bank's loan portfolio, as of December 31, 1998. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

     SBA loans, which totaled $14.5 million at December 31, 1998, are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 70% to 90% of the loan balance with the remaining portion unguaranteed. Although the Bank is permitted to sell the SBA-guaranteed portion of the loan in secondary markets, with the Bank retaining the portion that is not guaranteed, the Bank does not typically sell such portions in secondary markets. SBA loans are similar to commercial business loans in yield and credit risk.

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

     The Management Loan Committee is currently comprised of the President, Senior Executive Vice President-CFO, Senior Executive Vice President-CBO, Senior Executive Vice President-CCO, Market President-Broward County, Market President-Dade County, Senior Vice President-Retail Banking, Senior Vice President-Business Banking, and the Chairman of the Board-Broward County. The Management Loan Committee is authorized to approve residential and commercial mortgage loans up to $1,000,000 and commercial non-mortgage loans up to $750,000. The committee is also authorized to approve consumer loan applications up to $250,000. All other loan applications are subject to the approval of the Board of Directors or the Board Loan Committee.

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

SERVICING OF MORTGAGE LOANS

     The Bank services virtually all of its loan portfolio. As of December 31, 1998, the Bank was also servicing $411.8 million in mortgage loans and mortgage loan participations for other lenders. The Bank services both loans and loan participations it has sold to others, as well as loans pursuant to the purchase of servicing rights.

     Mortgage loan servicing involves collecting principal, interest and escrow funds for taxes and insurance from mortgage loan borrowers, paying principal and interest to mortgage loan investors, paying property taxes and insurance premiums on mortgaged property, supervising foreclosures in the event of unremedied defaults, and performing all related accounting and reporting activities.

     With regard to purchased servicing rights, such rights are typically purchased from thrift institutions and mortgage banking companies. In purchasing servicing rights, a valuation of the servicing rights and an assessment of the portfolio is conducted by the Bank. A computer model is utilized in the evaluation process which assesses prepayment expectations, costs to establish servicing files, the on-going costs of servicing, the mortgage loan coupon range and concentrations, servicing margin, payment remittance cycles and utilization of escrow funds. At December 31, 1998, the Bank had approximately $1.8 million of purchased servicing rights.

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

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     The Bank's non-performing assets consist of real estate acquired through foreclosures (other real estate owned) and loans which are 90 days or more past due. Generally, accrued interest on loans which are more than 90 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income. Non-performing assets as of December 31, 1998 were approximately $16.6 million, representing .55% of the Company's total assets.

     The following table details the Bank's non-performing assets at December 31, 1998, 1997, 1996, 1995, and March 31, 1995:

                                                               DECEMBER 31,                     MARCH 31,
                                              ----------------------------------------------   ----------
                                                 1998        1997        1996        1995         1995
                                              ---------   ---------   ---------   ----------   ----------
                                                                (DOLLARS IN THOUSANDS)
  Loans:
  Consumer ................................    $ 1,366     $ 1,588     $ 1,709     $   356      $   404
  Commercial business .....................      1,140       1,008         683       1,050        1,905
  Residential mortgage ....................      6,877      11,422      15,938       5,741        4,244
  Residential construction ................        598                     572         107        3,698
  Commercial mortgage .....................      3,395         698       3,562       4,201        2,933
  Repossessed automobiles .................        800         672       1,798         566          118
                                               -------     -------     -------     -------      -------
    Total non-performing loans ............     14,176      15,388      24,262      12,021       13,302
                                               -------     -------     -------     -------      -------
  Other real estate owned:
  Residential construction ................                  3,504       4,700       4,096        4,323
  Residential mortgage ....................      1,585       4,149       2,718       2,194        2,634
  Land for residential use ................        145                   1,329       1,051        1,329
  Land for commercial use .................        733         188         243         857        1,109
  Commercial real estate ..................                              1,349       1,386        1,720
                                               -------     -------     -------     -------      -------
    Total other real estate owned .........      2,463       7,841      10,339       9,584       11,115
                                               -------     -------     -------     -------      -------
  Total non-performing assets .............    $16,639     $23,229     $34,601     $21,605      $24,417
                                               =======     =======     =======     =======      =======

     The table above reflects reclassifications of in-substance foreclosures from other real estate owned to non-performing loans in accordance with SFAS No. 114 for all periods presented. The adoption of SFAS No. 114 had no material impact on the operations of the Bank or the comparability of the tables presented.

     Total non-performing assets increased $13.0 million as of December 31, 1996, as compared to December 31, 1995, primarily due to the significant increase in non-performing residential mortgage loans and repossessed automobiles. The increase of $10.2 million in non-performing residential mortgage loans is due to the addition of $6.2 million residential development loans to a single borrower of a pooled company as of December 31, 1996. Repossessed automobiles increased $1.2 million due to significant problems in FPBB's indirect lending portfolio (see discussion at "Management Discussion and Analysis--Provision for Loan Losses and Allowances for Loan Losses"). The remaining increase in non-performing assets is due to increases in the overall loan portfolio. Total non-performing assets decreased $11.4 million as of December 31, 1997, as compared to December 31, 1996 due to the reduction in non-performing residential mortgage loans and non-performing commercial mortgage loans. The reduction in non-performing loans can be attributed to the resolution of the $6.2 million residential development loans and $2.2 million in commercial mortgage loans of a pooled company. The reduction of non-performing assets as of December 31, 1998, as compared to December 31, 1997, is primarily due to the sale of other real estate owned during 1998.

     The Bank's non-residential loans in excess of $100,000 are reviewed annually by a committee of the Bank's management (the "Committee") for the purpose of determining a loan's classification as special mention, substandard, doubtful, or loss, as appropriate. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

     General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that continuance as assets is not warranted. The Bank will charge off 100% of the assets classified as loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the FRB and the Florida Banking Department, which can order the establishment of additional general or specific loss allowances.

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

     Accordingly, management has established an allowance for loan losses, which totaled approximately $26.0 million at December 31, 1998, which is allocated according to the following table:

                                                          DECEMBER 31,
                           --------------------------------------------------------------------------
                                     1998                     1997                     1996
                           ------------------------ ------------------------ ------------------------
                              ALLOW        % OF        ALLOW        % OF        ALLOW        % OF
                            FOR LOAN     LOANS TO    FOR LOAN     LOANS TO    FOR LOAN     LOANS TO
                              LOSS     TOTAL LOANS     LOSS     TOTAL LOANS     LOSS     TOTAL LOANS
                           ---------- ------------- ---------- ------------- ---------- -------------
                                                         (IN THOUSANDS)
Real estate
 construction
 and lot loans ...........  $   568          6%      $ 1,234         10%      $ 1,044         12%
Residential mortgage .....    4,025         56%        1,844         56%        2,158         52%
Commercial mortgage ......    6,859         20%        2,538         18%        2,658         18%
Commercial business ......      877          6%        1,330          3%          498          3%
Consumer .................    8,558         12%        4,743         13%       10,024         15%
Unallocated ..............    5,156                    1,457                    3,133
                            -------        ---       -------        ---       -------        ---
  TOTAL ..................  $26,043        100%      $13,146        100%      $19,515        100%
                            =======        ===       =======        ===       =======        ===
                                 DECEMBER 31,              MARCH 31,
                           ------------------------ -----------------------
                                     1995                    1995
                           ------------------------ -----------------------
                              ALLOW        % OF        ALLOW       % OF
                            FOR LOAN     LOANS TO    FOR LOAN    LOANS TO
                              LOSS     TOTAL LOANS     LOSS     TOTAL LOANS
                           ---------- ------------- ---------- ------------
                                            (IN THOUSANDS)
Real estate
 construction
 and lot loans ...........  $   751         12%      $ 1,467         13%
Residential mortgage .....    1,887         57%        1,427         58%
Commercial mortgage ......    2,569         16%        1,917         16%
Commercial business ......      839          3%          742          4%
Consumer .................    1,187         12%          810          9%
Unallocated ..............    2,840                    3,725
                            -------        ---       -------        ---
  TOTAL ..................  $10,073        100%      $10,088        100%
                            =======        ===       =======        ===

     In evaluating the adequacy of the allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, growth of the portfolio, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, and the appraised value of the collateral at the time reserves were established. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

     Management's evaluation of the allowance for loan losses includes applying relevant risk factors to the entire loan portfolio, including non-performing loans. Risk factors applied to the performing loan portfolio are based on the Bank's past three year loss history considering the current portfolio's characteristics, current economic conditions and other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. At December 31, 1998 the following risk factors were applied to the carrying value of each classified loan: (i) substandard at 15%, (ii) doubtful at 50%, and (iii) loss charged-off at 100%.

     The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996, the nine months ended December 31, 1995 and the year ended March 31, 1995:

                                                                AT OR FOR THE                  AT OR FOR THE
                                                                 YEARS ENDED                    NINE MONTHS     AT OR FOR THE
                                                                DECEMBER 31,                       ENDED         YEAR ENDED
                                                  -----------------------------------------    DECEMBER 31,       MARCH 31,
                                                      1998          1997           1996            1995             1995
                                                  -----------   ------------   ------------   --------------   --------------
                                                                            (DOLLARS IN THOUSANDS)
Beginning balance .............................     $13,146       $ 19,515       $ 10,073        $ 10,088         $  8,291
Reserves acquired in connection
  with purchase business combinations .........       1,211                         2,627                            1,399
Net change in allowance for the three
  months ended December 31, 1997, for
  pooled company ..............................        (885)
Charge-offs:
 * Real estate mortgage .......................       2,308          1,923          1,621             442              457
 * Real estate construction ...................         344             19              2             411               10
 * Consumer ...................................       8,291         11,528          8,532             555              185
 * Commercial business ........................         130            890            643             205              229
                                                    -------       --------       --------        --------         --------
  SUBTOTAL -- Charge-offs .....................      11,073         14,360         10,798           1,613              881
                                                    -------       --------       --------        --------         --------
Recoveries:
 * Real estate mortgage .......................          86             27            113              39              182
 * Consumer ...................................         504          2,270            454              94               59
 * Commercial .................................         260            646            322             667              556
                                                    -------       --------       --------        --------         --------
  SUBTOTAL--Recoveries ........................         850          2,943            889             800              797
                                                    -------       --------       --------        --------         --------
Net charge-offs ...............................      10,223         11,417          9,909             813               84
Provision for loan losses .....................      22,794          5,048         16,724             798              482
                                                    -------       --------       --------        --------         --------
Ending Balance ................................     $26,043       $ 13,146       $ 19,515        $ 10,073         $ 10,088
                                                    =======       ========       ========        ========         ========
Ratio of net charge-offs during the
  period to average loans outstanding
  during that period ..........................        0.54%          0.65%          0.59%           0.06%            0.01%
                                                    =======       ========       ========        ========         ========

     See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Loan Losses and Allowance for Loan Losses."

INVESTMENT ACTIVITIES

     The Bank is required by federal regulations to maintain minimum levels of liquid assets. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity." The Bank considers such factors as liquidity, yields, interest rate exposure and general economic conditions in determining the composition of its investment portfolio. As of December 31, 1998, the Company had cash and cash equivalents of $162.2 million and investments of $729.3 million representing, in the aggregate, 30% of its total assets. See Note 3 of Notes to Consolidated Financial Statements.

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

     As of December 31, 1998, certificate accounts in the amount of $100,000 or more amounted to approximately $226.5 million, representing 10% of total deposits.

     The following tables set forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:

                                            DECEMBER 31, 1998                      DECEMBER 31, 1997
                                  -------------------------------------- --------------------------------------
                                                   WEIGHTED     PERCENT                   WEIGHTED     PERCENT
                                                   AVERAGE     OF TOTAL                   AVERAGE     OF TOTAL
                                      AMOUNT     STATED RATE   DEPOSITS      AMOUNT     STATED RATE   DEPOSITS
                                  ------------- ------------- ---------- ------------- ------------- ----------
                                                             (DOLLARS IN THOUSANDS)
Non-interest bearing
 accounts ....................... $  271,311                       12%   $  215,638                       10%
NOW accounts ....................    222,415         0.85%         10%      186,516         1.56%          9%
Savings accounts ................    145,307         3.41%          6%      247,568         3.46%         12%
Money market accounts ...........    358,134         3.59%         15%      146,856         3.27%          7%
Certificates of deposit .........  1,307,688         5.60%         57%    1,302,703         5.78%         62%
                                  ----------                       --    ----------                       --
  Total Deposits ................ $2,304,855         4.57%        100%   $2,099,281         4.86%        100%
                                  ==========                      ===    ==========                      ===
                                            DECEMBER 31, 1996
                                  -------------------------------------
                                                   WEIGHTED    PERCENT
                                                   AVERAGE     OF TOTAL
                                      AMOUNT     STATED RATE   DEPOSITS
                                  ------------- ------------- ---------
                                         (DOLLARS IN THOUSANDS)
Non-interest bearing
 accounts ....................... $  191,968                      10%
NOW accounts ....................    178,504         1.78%         9%
Savings accounts ................    235,656         3.45%        12%
Money market accounts ...........    133,739         2.91%         7%
Certificates of deposit .........  1,223,966         5.58%        62%
                                  ----------                      --
  Total Deposits ................ $1,963,833         4.71%       100%
                                  ==========                     ===

BORROWINGS

     Several credit options are made available to banks from time to time by the FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has a specified maturity and either a fixed or a variable interest rate determined by the FHLB. Rates offered for variable rate FHLB borrowings are set from time to time by the FHLB. FHLB policy prescribes the acceptable use for which the proceeds of such borrowings may be used. The Bank has a credit facility from the FHLB in the amount of $600.0 million. The Bank also has the ability to draw on existing lines of credit with two commercial banks for an aggregate amount of $14.0 million. No amounts were drawn on the commercial bank lines at December 31, 1998, 1997 and 1996.

     FHLB advances are collateralized by FHLB stock, mortgage loans and mortgage backed securities pledged in accordance with agreements the Bank entered into with the FHLB. In accordance with the agreements, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $388.9 million and $604.2 million at December 31, 1998 and 1997, respectively. In 1997, FPBB had a blanket floating lien that required the Bank to maintain mortgage loans pledged as collateral in an amount equal to the advances, when discounted at 65% of the unpaid principal balance. This floating line was not in effect at December 31, 1998. At December 31, 1998 and 1997, the Bank also had pledged mortgage backed securities in the amount of $57.4 million and $23.5 million, respectively. The Bank had $409.3 million in outstanding advances at December 31, 1998.

     From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to an independent safekeeping agent, securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the customer, broker or dealer a variable or fixed rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the

Bank. The amounts of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of December 31, 1998, the Bank had $9.1 million outstanding in repurchase agreements.

     The following table presents selected information on borrowings:

                                                       YEAR ENDED                       NINE MONTHS
                                                      DECEMBER 31,                         ENDED        YEARS ENDED
                                      ---------------------------------------------    DECEMBER 31,      MARCH 31,
                                           1998            1997            1996            1995            1995
                                      -------------   -------------   -------------   --------------   ------------
                                                                 (DOLLARS IN THOUSANDS)
FHLB ADVANCES AND OTHER
  BORROWINGS:
Amounts outstanding
  at end of year ..................     $ 410,368       $ 454,322       $ 235,880       $ 197,125       $ 126,200
Weighted average rate
  at end of year ..................          5.49%           6.05%           5.91%           6.20%           5.18%
Maximum amount outstanding
  at any month end ................     $ 514,097       $ 454,322       $ 238,100       $ 198,125       $ 197,910
Approximate average amount
  outstanding during year .........     $ 376,252       $ 232,071       $ 202,158       $ 149,776       $ 141,911
Approximate weighted average
  rate for year ...................          5.67%           5.94%           5.98%           6.12%           4.73%
SECURITIES SOLD UNDER
  AGREEMENT TO REPURCHASE:
Amounts outstanding
  at end of year ..................     $   9,144       $  43,389       $  24,613       $  27,660       $  43,968
Weighted average rate
  at end of year ..................          3.88%           5.27%           4.78%           5.65%           5.56%
Maximum amount outstanding
  at any month end ................     $  29,394       $  45,542       $  43,021       $  87,314       $  74,148
Approximate average outstanding
  during year .....................     $  11,391       $  27,001       $  20,105       $  46,519       $  54,710
Approximate weighted average
  rate
  for year ........................          4.43%           5.41%           5.10%           5.65%           4.22%
TOTAL BORROWINGS:
Amounts outstanding
  at end of year ..................     $ 419,512       $ 497,711       $ 260,493       $ 224,785       $ 170,168
Weighted average rate
  at end of year ..................          5.45%           6.00%           5.79%           6.13%           5.27%
Maximum amount outstanding at
  any month end ...................     $ 543,491       $ 472,467       $ 281,121       $ 283,439       $ 272,058
Approximate average amount
  outstanding during year .........     $ 387,643       $ 259,072       $ 222,263       $ 196,295       $ 196,621
Approximate weighted average
  rate for year ...................          5.63%           5.89%           5.90%           6.01%           4.59%

     On June 30, 1997, FPBB issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year. The net proceeds of the debenture issuance are being used for general corporate purposes, including contributing $25.0 million of the net proceeds to the Bank.

MARKET AREA AND COMPETITION

     The Bank experiences strong competition both in attracting deposits and originating loans in its South and Central Florida market area. Direct competition for deposits comes from other commercial banks, savings and loan associations, credit unions, money market funds and other providers of financial services. Competition in South Florida markets is significant, largely due to the desire of financial institutions to access the high proportion of retirees who live in South Florida and have above average liquid assets. The Bank competes with other commercial banks, savings and loan associations, brokerage firms, insurance companies and credit unions for deposits and loans. In addition, mortgage banking companies are competitors for residential real estate loans. Many of these competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, fewer regulatory burdens, less onerous capital requirements and larger employee bases than the Bank. The primary methods used to attract deposit accounts include interest rates, variety and quality of services, convenience of branches and advertising and promotions. The Bank competes for loans through interest rates, loan fees and efficient, quality service provided to customers.

SUBSIDIARY ACTIVITIES

     The Company has an insurance agency subsidiary, Republic Security Insurance Agency, which acts as agent in the sale of mortgage life insurance, credit life insurance and homeowner property insurance to customers of the Bank. The Bank has no active subsidiaries at this time.

EMPLOYEES

     The Company and Bank employed approximately 909 persons as of December 31, 1998. The Company places a high priority on staff development which involves training in operational procedures, customer service and regulatory compliance. Extensive incentive programs that focus on and are dependent on the achievement of certain financial and customer service goals are in place for employees.

     None of the Company's or the Bank's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

                       CERTAIN REGULATORY CONSIDERATIONS

     The Bank is a commercial bank organized under the laws of the State of Florida and a member of the Federal Reserve Bank of Atlanta. The Company is a bank holding company under the Bank Holding Company Act of 1956, as amended ("BHCA"). The Bank is subject to regulation by the Florida Department of Banking and Finance (the "FDBF") and the Board of Governors of the Federal Reserve System ("FRB"), and the Company is subject to regulation by the FRB.

     The Company and the Bank must comply with state and federal banking laws and regulations that control virtually all aspects of operations. These laws and regulations generally aim to protect depositors, not shareholders. Particular references to statutes or regulations in this document qualify and supersede any summaries or descriptions of the particular statutes or regulations. Any changes in applicable laws or regulations may materially affect the business and prospects of the Company. Such legislative changes or changes in regulatory policies may also affect the operations of the Company and the Bank. The Company cannot predict the nature or extent of effects on business or earnings caused by future fiscal or monetary policies, economic control or new federal or state legislation.

THE COMPANY

GENERAL

     As a result of its ownership of the Bank, the Company is registered as a bank holding company under the BHCA and is regulated by the FRB. Under the BHCA, the Company is subject to periodic examination by the FRB and is required to file periodic reports of its operations and such additional information as the FRB may require.

THE BANK HOLDING COMPANY ACT OF 1956

     Permitted Activities. The BHCA limits the Company's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The FRB has determined the following activities, among others, to be permissible for bank holding companies:

     * Factoring accounts receivable;

     * Acquiring or servicing loans;

     * Leasing personal property;

     * Conducting discount securities brokerage activities;

     * Performing certain data processing services;

     * Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions; and

     * Performing certain insurance underwriting activities.

     There are no territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the FRB may order a holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the FRB has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

     CHANGES IN CONTROL. In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require FRB approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under
Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction.

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

     TYING. The BHCA also prohibits bank holding companies and their affiliates from tying the provision of certain services, such as extending credit, to other services offered by the bank holding company or its affiliates.

     CAPITAL; DIVIDENDS; SOURCE OF STRENGTH. The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Regulations." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below under "The Bank--Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

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

FINANCIAL INSTITUTIONS REFORM, RECOVERY AND ENFORCEMENT ACT OF 1989

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted in August 1989. FIRREA contains major regulatory reforms which include stronger civil and criminal enforcement provisions applicable to all financial institutions. FIRREA allows the acquisition of healthy and failed savings and loans by bank holding companies, and removes all interstate barriers on these bank holding company acquisitions. With certain qualifications, FIRREA also allows bank holding companies to merge acquired savings and loans into their existing commercial bank subsidiaries.

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

     FIRREA further requires a depository institution or holding company thereof to give 30 days' prior written notice to its primary federal regulator of the appointment of any proposed director or senior executive officer if the institution (i) has been chartered less than two years; (ii) has undergone a change in control within the preceding two years; or (iii) is not in compliance with the minimum capital requirements or otherwise is in a "troubled condition." The regulator would have the opportunity to disapprove any such appointment.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996

     The enactment of the Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking activity without prior notice to the FRB; written notice is merely required within 10 days after commencing the activity. Also, under EGRPRA, the prior notice period is reduced to 12 business days in the event of any non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% in Tier 1 capital. This prior notice requirement also applies to commencing a non-banking activity de novo which has been previously approved by order of the FRB, but not yet implemented by regulations.

THE BANK

GENERAL

     The Bank is a banking institution which is chartered by and operated in the State of Florida, and it is subject to supervision and regulation by the FDBF. The Bank is a member bank of the Federal Reserve System and its operations are also subject to broad federal regulation and oversight by the FRB. The deposit accounts of the Bank are insured by the FDIC which gives the FDIC certain enforcement powers over the Bank. Various consumer laws and regulations also affect the operations of the Bank, including state usury laws, laws relating to fiduciaries, consumer credit and equal credit laws, and fair credit reporting.

     The FDBF supervises and regulates all areas of the Bank's operations including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches.

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

     The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including Federal Home Loan Bank ("FHLB") advances, before borrowing from the Federal Reserve Bank.

FEDERAL HOME LOAN BANK

     The Bank is member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), an agency created by FIRREA. The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. The Bank, as a member of the Atlanta-FHLB, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.3% of its assets or
(iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. The Bank is in compliance with this requirement.

     Each FHLB bank serves as a reserve or central bank for its home financing members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

DIVIDENDS

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

INSURANCE OF ACCOUNTS AND OTHER ASSESSMENTS

     The majority of the Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") and the remaining deposit accounts of the Bank are insured by the Bank Insurance Fund ("BIF"). Both SAIF and BIF are insurance funds of the FDIC which insure the respective deposit accounts of the Bank to a maximum of $100,000 for each insured depositor.

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

     On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("DIFA") was enacted and signed into law. DIFA was intended to reduce the amount of semi-annual FDIC insurance premiums for savings association deposits acquired by banks to the same levels assessed for deposits insured by BIF. To accomplish this reduction, DIFA provided for a special one-time assessment imposed on deposits insured by SAIF to recapitalize SAIF and bring it up to statutory required levels. This one-time assessment accrued in the third quarter of 1996. As a result, since early 1997, both BIF and SAIF deposits have been assessed at the same rate of 0 to 27 basis points depending on risk classification.

     Effective January 1, 1997, DIFA also separated from the SAIF assessments the Financing Corporation ("FICO") assessments which service the interest on its bond obligations. According to the FDIC's risk-related assessment rate schedules, the amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate on SAIF-assessable deposits until the insurance funds are merged as specified in DIFA or until January 1, 2000, whichever occurs first.

     The federal banking agencies require an annual audit by independent accountants of the Bank and make their own periodic examinations of the Bank. They may revalue assets of an insured institution based upon appraisals, and require establishment of specific reserves in amounts equal to the difference between such revaluation and the book value of the assets, as well as require specific charge-offs relating to such assets. The federal banking agencies may prohibit any FDIC-insured institution from engaging in any activity they determine by regulation or order poses a serious threat to the insurance funds.

TRANSACTIONS WITH AFFILIATES

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

COMMUNITY REINVESTMENT ACT

     The Community Reinvestment Act of 1977 ("CRA") requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. The regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions.

CAPITAL REGULATIONS

     The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. Bank holding companies and their subsidiary state-chartered member banks must comply with the FRB's risk-based capital guidelines. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize disincentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

     The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. The remainder ("Tier 2 Capital") may consist of (i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt, (v) mandatory convertible securities, and (vi) subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital. Total capital is the sum of Tier 1 and Tier 2 Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

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

     The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guideline. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier 1 Capital to total assets less goodwill of 4% (the "leverage ratio"). The FRB permits a bank to maintain a minimum 3% leverage ratio under certain circumstances, as long as the bank is not experiencing or anticipating significant growth.

     Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less deductions for intangibles otherwise includable in Tier 1 Capital, to total tangible assets.

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

     The Company and the Bank currently exceed the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Bank are not aware of any violation or alleged violation of these regulations, policies or directives.

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

     The Interstate Banking Act also provides that as of June 1, 1997, adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

     Florida responded to the enactment of the Interstate Banking Act by enacting the Florida Interstate Branching Act (the "Florida Branching Act") which became effective on May 31, 1997. The purpose of the Florida Branching Act was to permit interstate branching, effective June 1, 1997, through merger transactions under the Interstate Banking Act. Under the Florida Branching Act, with the prior approval of the FDBF, a Florida bank may establish, maintain and operate one or more branches in a state other than the State of Florida pursuant to a merger transaction in which the Florida bank is the resulting bank. In addition, the Florida Branching Act provides that one or more Florida banks may enter into a merger transaction with one or more out-of-state banks, and an out-of-state bank resulting from such transaction may maintain and operate the branches of the Florida bank that participated in such merger. An out-of-state bank, however, is not permitted to acquire a Florida bank in a merger transaction unless the Florida bank has been in existence and continuously operated for more than three years.

YEAR 2000 GUIDELINES

     The Federal Financial Institutions Examination Counsel ("FFIEC"), which is composed of federal bank regulatory authorities including the FDIC and the FRB, has issued supervisory guidelines on how banks must achieve Year 2000 compliance. Although federal bank regulatory authorities have not issued official regulations regarding the Year 2000 problem, if a bank fails to meet the FFIEC's Year 2000 guidelines, regulators may require the bank to submit an acceptable compliance plan. If an insured member bank consistently fails to satisfy the Year 2000 guidelines, either the FRB or FDIC may take corrective action based on their authority to maintain the safety and soundness of bank activities. The Company and the Bank have taken steps to comply with the FFIEC's Year 2000 guidelines. See "Item 7 --Year 2000 Matters."

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

ITEM 2. PROPERTIES

     The Company and the Bank are located and conduct their business at the Company's executive office located at 450 South Australian Avenue, West Palm Beach, Florida, 33401. In addition, the Company or the Bank maintain the following properties:

LOCATION                           DATE LEASED OR ACQUIRED     LEASED OR OWNED
-------------------------------   -------------------------   ----------------
CONGRESS                                             1993               Owned
4440 Congress Avenue
West Palm Beach, FL 33407-4298
JUPITER                                              1997               Owned
900 West Indiantown Road
Jupiter, FL 33458
PROMENADE                                            1995               Owned
9860 Alternate A1A
Palm Beach Gardens, FL 33410
VILLAGE                                              1994              Leased
603 Village Boulevard
West Palm Beach, FL 33409
CENTURY                                              1995              Leased
4871 Okeechobee Boulevard
West Palm Beach, FL 33409
PHILLIPS POINT                                       1996              Leased
777 South Flagler Drive
West Palm Beach, FL 33401
LAKE WORTH                                           1997              Leased
7300 Lake Worth Road
Lake Worth, FL 33467
BOYNTON                                              1996              Leased
1301 North Congress Avenue
Boynton Beach, FL 33426
DELRAY                                               1995              Leased
5061 West Atlantic Avenue
Delray Beach, FL 33484
BOCA                                                 1996              Leased
7601 North Federal Highway
Boca Raton, FL 33487

LOCATION                                 DATE LEASED OR ACQUIRED     LEASED OR OWNED
-------------------------------------   -------------------------   ----------------
SAWGRASS                                                   1994               Owned
12396 West Sunrise Boulevard
Plantation, FL 33323
DAVIE                                                      1989              Leased
4991 South State Road #7
Davie, FL 33314
WESTON                                                     1993               Owned
2630 Weston Road
Fort Lauderdale, FL 33330
DANIA                                                      1988              Leased
5991 Ravenswood Road
Fort Lauderdale, FL 33312
HOLLYWOOD                                                  1989               Owned
1220 South State Road #7
Hollywood, FL 33023
HALLANDALE                                                 1986              Leased
1000 East Hallandale Beach Boulevard
Hallandale, FL 33009
SILVER LAKES                                               1995               Owned
18395 Pines Boulevard
Pembroke Pines, FL 33029
HOMESTEAD                                                  1993               Owned
600 North Homestead Boulevard
Homestead, FL 33030
NORTH MIAMI BEACH                                          1962               Owned
801N.E. 167th Street
North Miami Beach, FL 33162
MIAMI LAKES                                                1979              Leased
15700 N.W. 67th Avenue
Miami Lakes, FL 33014
HIALEAH                                                    1981              Leased
1651 W. 37th Street
Hialeah, FL 33012
AVENTURA                                                   1989              Leased
20801 Biscayne Boulevard
North Miami Beach, FL 33180
BROWARD BOULEVARD                                          1989              Leased
1401 E. Broward Boulevard
Fort Lauderdale, FL 33301
CAL CLUB                                                   1983              Leased
850 Ives Dairy Road
North Miami Beach, FL 33179
BAY POINT                                                  1983              Leased
4770 Biscayne Boulevard
Miami, FL 33137
CORAL SPRINGS                                              1995              Leased
2855 University Drive
Coral Springs, FL 33065
LINTON BOULEVARD                                           1986              Leased
900 West Linton Boulevard
Delray Beach, FL 33444

LOCATION                         DATE LEASED OR ACQUIRED     LEASED OR OWNED
-----------------------------   -------------------------   ----------------
SUNRISE                                            1981              Leased
8120 West Oakland Park Blvd.
Sunrise, FL 33321
CAMINO REAL                                        1997              Leased
7400 West Camino Real
Boca Raton, FL 33433
PEMBROKE PINES                                     1997              Leased
12405 Taft Street
Pembroke Pines, FL 33028
CORAL WAY                                          1980              Leased
7171 Southwest 24th Street
Miami, FL 33155
PEMBROKE PINES EAST                                1998               Owned
8411 Pines Boulevard
Pembroke Pines, FL 33024
ARVIDA                                             1998               Owned
5131 Congress Avenue
Boca Raton, FL 33487
NORTH PALM BEACH                                   1998              Leased
701 U.S. Highway 1
North Palm Beach, FL 33408
BAYVIEW                                            1998              Leased
2929 E. Commercial Boulevard
Ft. Lauderdale, FL 33308
PRESIDENTIAL CIRCLE                                1985               Owned
3850 Hollywood Boulevard
Hollywood, FL 33021
AUSTRALIAN AVENUE                                  1997               Owned
450 South Australian Avenue
West Palm Beach, FL 33401
SOUTHERN BOULEVARD                                 1959               Owned
301 Southern Boulevard
West Palm Beach, FL 33405
WESTWARD                                           1960               Owned
2701 Okeechobee Boulevard
West Palm Beach, FL 33409
LAKE PARK                                          1962               Owned
500 Federal Highway
Lake Park, FL 33403
DELRAY EAST                                        1971               Owned
95 N.E. 5th Avenue
Delray Beach, FL 33483
BOCA EAST                                          1973               Owned
2400 Federal Highway
Boca Raton, FL 33431
LUCERNE AVENUE                                     1974               Owned
531 Lucerne Avenue
Lake Worth, FL 33460
GALLERIA                                           1980              Leased
165 Bradley Place
Palm Beach, FL 33480

LOCATION                              DATE LEASED OR ACQUIRED     LEASED OR OWNED
----------------------------------   -------------------------   ----------------
GLADES ROAD                                             1981               Owned
9033 Glades Road
Boca Raton, FL 33434
STUART                                                  1982              Leased
2285 S.E. Federal Highway
Stuart, FL 33494
GOLDEN LAKES                                            1984               Owned
1950 Golden Lakes Boulevard
West Palm Beach, FL 33411
BLUFF SQUARE SHOPPES                                    1986              Leased
4050 U.S. Highway One
Jupiter, FL 33477
GARDENS MALL                                            1988              Leased
3101 PGA Boulevard
Palm Beach Gardens, FL 33477
PALM SPRINGS                                            1993               Owned
2950 10th Avenue North
Lake Worth, FL 33461
ABERDEEN SQUARE                                         1994              Leased
4956-22/23 LeChalet Boulevard
Boynton Beach, FL 33436
BOCA POLO                                               1994              Leased
5030-F8 Champion Boulevard
Boca Raton, FL 33496
BOYNTON LAKES                                           1994              Leased
4770 North Congress Avenue
Lantana, FL 33462
PINEWOOD SQUARE                                         1994              Leased
6338-52/53 Lantana Road
Lake Worth, FL 33461
ROYAL PALM BEACH                                        1994              Leased
1135-A Royal Palm Beach Boulevard
Royal Palm Beach, FL 33411
STUART SQUARE                                           1994              Leased
2160 S.E. Federal Highway
Stuart, FL 34994
WELLINGTON                                              1994              Leased
13841-A Wellington Trace
West Palm Beach, FL 33414
CORAL CREEK                                             1995              Leased
6572 North State Road 7, Bay #9
Coconut Creek, FL 33073
CLEMATIS                                                1995              Leased
301 Clematis Street
West Palm Beach, FL 33401
FT. MYERS SOUTH                                         1995              Leased
16970-A San Carlos Boulevard
Ft. Myers, FL 33908
LAKE WORTH ALBERTSONS                                   1995              Leased
4481-A Lake Worth Road
Lake Worth, FL 33461

LOCATION                            DATE LEASED OR ACQUIRED     LEASED OR OWNED
--------------------------------   -------------------------   ----------------
PEMBROKE ISLE PLAZA                                   1995              Leased
17171-A Pines Boulevard
Pembroke Pines, FL 33027
OAKLAND PARK                                          1995              Leased
9919-A West Oakland Park
Sunrise, FL 33351
WESTCHESTER                                           1995              Leased
7807-A S.W. 40th Street
Miami, FL 33165
BONITA SPRINGS                                        1996              Leased
26831-A South Tamiami Trail
Bonita Springs, FL 34134
BOYNTON BEACH MARKET                                  1996              Leased
9839-A South Military Trail
Boynton Beach, FL 33436
UNIVERSITY                                            1996              Leased
2201-A University Drive
Coral Springs, FL 33065
KENDALL LAKES                                         1996              Leased
14655-A S.W. 56th Street
Miami, FL 33175
LAKEVIEW CENTER                                       1996              Leased
1430 Coral Ridge Drive, Bay A2
Coral Springs, FL 33071
MISSION BAY                                           1996              Leased
20409-A State Road 7
Boca Raton, FL 33434
TAMARAC                                               1996              Leased
7100-A North University Drive
Tamarac, FL 33319
TURTLE RUN                                            1996              Leased
6355-A Sample Road
Coral Springs, FL 33067
CAPE CORAL                                            1997              Leased
127-A Cape Coral Parkway
Cape Coral, FL 33914
DEERFIELD BEACH                                       1997              Leased
3701-A West Hillsboro Boulevard
Deerfield Beach, FL 33442
DELRAY TOWN CENTER                                    1997              Leased
4801-A Linton Boulevard
Delray Beach, FL 33445
FT. MYERS CENTRAL                                     1997              Leased
13401-A Summerlin Road
Ft. Myers, FL 33907
JONATHAN'S LANDING                                    1997              Leased
17400-A Alternate A1A
Jupiter, FL 33477
PEMBROKE PINES ALBERTSONS                             1997              Leased
8030-A Pines Boulevard
Pembroke Pines, FL 33024

LOCATION                                 DATE LEASED OR ACQUIRED     LEASED OR OWNED
-------------------------------------   -------------------------   ----------------
RIVERWALK                                                  1997              Leased
7477 Riverwalk Circle, Suite 215
West Palm Beach, FL 33411
WESTVIEW                                                   1997              Leased
9545-A Westview Drive
Coral Springs, FL 33076
COOPER CITY                                                1998              Leased
10018-A Griffin Road
Cooper City, FL 33328
WEST PALM BEACH                                            1997              Leased
1901-A Military Trail
West Palm Beach, FL 33409
PORT ST. LUCIE                                             1998              Leased
10105-A U.S. Highway One
Port St. Lucie, FL 34952
NEWBERRY                                                   1906               Owned
25365 W. Newberry Road
Newberry, FL 32669
OCALA                                                      1997              Leased
1410 N.E. 8th Avenue
Ocala, FL 34479
BUMBY                                                      1983               Owned
400 North Bumby Avenue
Orlando, FL 32803
HARBOUR ISLAND                                             1985              Leased
One Harbour Place
777 South Harbour Island Blvd.
Tampa, FL 33602
GAINESVILLE                                                1998              Leased
2323 N.W. 13th Street
Gainesville, FL 32609
        LOAN ORIGINATION OFFICES
10100 West Sample Road                                     1996              Leased
Coral Springs, FL 33065
      CORPORATE OFFICE BUILDINGS
400 and 450 South Australian Avenue                        1998               Owned
West Palm Beach, FL 33401
4400 Congress Avenue                                       1993               Owned
West Palm Beach, FL 33407
            STORAGE WAREHOUSES
2206 Mercer Avenue                                         1984               Owned
West Palm Beach, FL 33401
      ANTICIPATED BRANCH CLOSINGS
280 North Congress Avenue                                  1973              Leased
Boynon Beach, FL 33426
4920 West Atlantic Avenue                                  1981              Leased
Delray Beach, FL 33445
7050-29 West Palmetto Park Road                            1995              Leased
Boca Raton, FL 33433
3979 Jog Road                                              1995              Leased
Lake Worth, FL 33467

LOCATION                       DATE LEASED OR ACQUIRED     LEASED OR OWNED
---------------------------   -------------------------   ----------------
5405 Okeechobee Boulevard                        1995              Leased
West Palm Beach, FL 33417
3495 Hiatus Road                                 1996              Leased
Sunrise, FL 33351

     Net book value for office buildings and land was approximately $33.2 million at December 31, 1998.

ITEM 3. LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceeding other than routine legal matters occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Incorporated by reference to Item 4 of the Company's Report on Form 10-Q for the quarter ended September 30, 1998.

                                    PART II

ITEM 5. MARKET FOR REPUBLIC SECURITY FINANCIAL CORPORATION'S COMMON STOCK AND RELATED SHARE HOLDER MATTERS

MARKET PRICE AND DIVIDENDS

     The Common Stock of the Company, par value $.01 per share, is traded on the NASDAQ National Market under the symbol RSFC. The table sets forth the high and low bid prices for the common stock for the period indicated as reported by NASDAQ.

                                  BID PRICE

                                                        YEAR ENDED
                                       ---------------------------------------------
                                           DECEMBER 31,            DECEMBER 31,
                                               1998                    1997
                                       ---------------------   ---------------------
                                          HIGH         LOW        HIGH         LOW
                                       ----------   --------   ----------   --------
Quarter ended March 31 .............   $11 7/16     $ 8 1/4     $ 7 3/4      $5 7/8
Quarter ended June 30 ..............   $13 13/16    $10 5/8     $ 9 1/2      $6 7/8
Quarter ended September 30 .........   $11 1/2      $ 7 1/2     $11 7/16     $8 1/8
Quarter ended December 31 ..........   $12 5/16     $ 6 1/2     $10 1/2      $8 3/8

     Currently the Company has thirty market makers in its common stock:

      Advest, Inc.                            Allen C. Ewing & Co.
      Baird, Patrick & Co, Inc.               Barron Chase Securities
      Bear, Stearns & Co., Inc.               Dean Witter Reynolds, Inc.
      F. J. Morrissey & Co., Inc.             Fahnestock & Co., Inc.
      Fidelity Capital Markets                First Colonial Securities
      Gruntal & Co., Inc.                     Herzog, Heine, Geduld, Inc.
      JWGenesis Capital Markets               JWGenesis Clearing Corp.
      Janney Montgomery Scott, Inc.           Keefe, Bruyette & Woods, Inc.
      Knight Securites, L.P.                  Mayer & Schweitzer, Inc.
      Nash Weiss/Division of ShatKin Inv.     Raymond James & Associates
      Robert W. Baird & Co., Inc.             Ryan Beck & Co., Inc.
      SBC Warburg                             Salomon Smith Barney Inc.
      Sandler O'Neill & Partners, L.P.        Sherwood Securities Corp.
      Southeast Research Partners             Spear, Leeds & Kellogg
      Sterne, Agee & Leach, Inc.              William R. Hough & Co.

     As of March 16, 1999, there were 50,529,765 common shares issued and outstanding held by approximately 2,944 shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

     The following table sets forth cash dividends paid:

                                     YEAR ENDED
                                    DECEMBER 31,
                               -----------------------
QUARTER ENDED                     1998         1997
----------------------------   ----------   ----------
      March 31 .............     $ 0.05       $ 0.04
      June 30 ..............     $ 0.06       $ 0.05
      September 30 .........     $ 0.06       $ 0.05
      December 31 ..........     $ 0.06       $ 0.05

     Future payment of dividends is subject to determination and declaration by the Board of Directors. See Note 11 to the audited consolidated financial statements for discussion of restrictions on dividend payments.

RECENT SALES OF UNREGISTERED SECURITIES

UNIFIRST

     On July 2, 1998, in connection with the Agreement and Plan of Merger, dated as of March 26, 1998, by and among the Company, Republic Security Bank and Unifirst Federal Savings Bank ("Unifirst"), the Company issued 1,207,132 shares of its common stock, par value $0.01 per share ("RSFC Common Stock") in exchange for the 1,224,382 shares of Unifirst common stock, par value $5.00 per share outstanding on July 2, 1998 (the "Unifirst Merger"). The Company effected the Unifirst Merger in reliance on the exemption from registration provided under Section 3(a)(10) under the Securities Act of 1933, as amended (the "Securities Act"). On June 10, 1998, the State of Florida, Department of Banking and Finance, Division of Banking (the "Department") held a public hearing on the approval of the Unifirst Merger during which the Department reviewed the Unifirst Merger based on the following criteria: (1) the resulting bank meets all the capital requirements of state law as to the formation of a new state bank; (2) the capital structure of the resulting bank, including surplus, is adequate; (3) the valuation is fair; and (4) the merger is not contrary to public interest. On June 24, 1998, the Department issued its Report on Public Hearing (the "June 24, 1998 Report") in which the Department stated that "the terms and conditions of the merger are fair, the merger valuation for each shareholder is fair, the merger is not contrary to the public's interest and the resulting bank meets all the capital requirements of state law as to the formation of a new state bank and the capital structure of the resulting bank, including surplus, is adequate." On June 26, 1998, the Department issued a Final Order confirming the June 24, 1998 Report and approving the Unifirst Merger.

NORTHSIDE

     On February 26, 1999, in connection with the Agreement and Plan of Merger, dated as of September 11, 1998, by and among the Company, Republic Security Bank and Northside Bank of Tampa ("Northside"), the Company issued 2,467,956 shares of RSFC Common Stock in exchange for the 633,754 shares of Northside common stock, par value $5.00 per share, outstanding on February 26, 1999 (the "Northside Merger". The Company effected the Northside Merger in reliance on the exemption from registration provided under Section 3(a)(10) under the Securities Act. Beginning on February 8, 1999 and concluding on February 9, 1999, the Department held a public hearing on the approval of the Northside Merger during which the Department reviewed the Northside Merger based on the following criteria: (1) the resulting bank meets all the capital requirements of state law as to the formation of a new state bank; (2) the capital structure of the resulting bank, including surplus, is adequate; (3) the valuation is fair; and (4) the merger is not contrary to public interest. On February 25, 1999, the Department issued its Report on Public Hearing (the "February 25, 1999 Report") in which the Department stated that "the terms and conditions of the merger are fair to all parties, the merger valuation for each shareholder is fair to all parties, the merger is not contrary to the public's interest and the resulting bank meets all the capital requirements of state law as to the formation of a new state bank and the capital structure of the resulting bank, including surplus, is adequate." On February 25, 1999, the Department issued a Final Order confirming the February 25, 1999 Report and approving the Northside Merger.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                YEARS ENDED                  NINE MONTHS       YEAR
                                                               DECEMBER 31,                     ENDED         ENDED
                                                 -----------------------------------------  DECEMBER 31,    MARCH 31,
                                                    1998(A)       1997(B)       1996(C)         1995           1995
                                                 ------------- ------------- ------------- -------------- -------------
                                                            (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS:
Interest income ................................   $ 204,656     $ 194,114     $ 174,871     $ 113,102      $ 117,522
Interest expense ...............................     118,526       104,536        89,884        59,656         55,229
                                                   ---------     ---------     ---------     ---------      ---------
Net interest income ............................      86,130        89,578        84,987        53,446         62,293
Provision for loan losses ......................      22,794         5,048        16,724           798            482
Net interest income after provision
  for loan losses ..............................      63,336        84,530        68,263        52,648         61,811
Non-interest income ............................      25,269        18,440        19,581         8,946         12,470
Operating expenses .............................     103,306        84,289        76,326        43,709         56,291
                                                   ---------     ---------     ---------     ---------      ---------
(Loss) income before income taxes
  and accounting change ........................     (14,701)       18,681        11,518        17,885         17,990
(Benefit) provision for income taxes ...........      (3,042)        7,224         4,122         6,601          6,590
                                                   ---------     ---------     ---------     ---------      ---------
(Loss) income before accounting change .........     (11,659)       11,457         7,396        11,284         11,400
Change in method of accounting
  for income taxes .............................                                                                  460
                                                   ---------     ---------     ---------     ---------      ---------
Net (loss) income ..............................   $ (11,659)    $  11,457     $   7,396     $  11,284      $  11,860
                                                   =========     =========     =========     =========      =========
PER SHARE DATA:
Basic earnings per common share:
(Loss) income before change in accounting
  for income taxes .............................   $   (0.26)    $    0.24     $    0.15     $    0.28      $    0.28
Net (loss) income ..............................   $   (0.26)    $    0.24     $    0.15     $    0.28      $    0.29
Diluted earnings per common share:
(Loss) income before change in accounting
  for income taxes .............................   $   (0.26)    $    0.23     $    0.15     $    0.26      $    0.27
Net (loss) income ..............................   $   (0.26)    $    0.23     $    0.15     $    0.26      $    0.28
Weighted average common shares and
  common stock equivalents outstanding:
 Basic .........................................      46,502        44,375        43,521        40,992         40,268
 Diluted .......................................      46,502        45,897        45,536        43,968         42,668
Book value per common share(d) .................   $    4.38     $    4.50     $    4.20     $    4.11      $    3.84
Dividends per common share .....................   $    0.22     $    0.19     $    0.12     $    0.07      $    0.04

----------------
(a) Includes pretax merger related and one-time expenses of $31.4 million of which $26.1 million is included in operating expenses and $5.3 million is included in provision for loan losses.
(b) Includes pretax merger related expenses of $10.6 million of which $9.9 million is included in operating expenses and $0.7 million is included in provision for loan losses.
(c) Includes pretax litigation settlement and FDIC assessment of $11.7 million which is included in operating expenses.
(d) Book value per share is calculated by dividing common shareholders' equity plus the proceeds of the assumed conversion of "in the money" options, warrants and convertible preferred stock by the number of shares of common stock outstanding and conversion of all "in the money" options, warrants and convertible preferred stock.

                                                                 YEARS ENDED                      NINE MONTHS        YEAR
                                                                 DECEMBER 31,                        ENDED          ENDED
                                               ------------------------------------------------  DECEMBER 31,     MARCH 31,
                                                    1998(A)         1997(B)         1996(C)          1995            1995
                                               ---------------- --------------- --------------- -------------- ---------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
AT PERIOD END:
Total assets .................................$3,007,732          $ 2,899,656     $ 2,486,589    $ 2,091,381     $ 1,985,412
Investments ..................................   729,276              636,126         427,846        439,251         571,796
Loans (e) .................................... 2,001,343            1,900,336       1,695,823      1,454,979       1,249,183
Allowance for loan losses ....................    26,043               13,146          19,515         10,073          10,074
Total deposits ............................... 2,304,855            2,099,281       1,963,833      1,612,521       1,603,717
Borrowed money ...............................   419,512              497,711         260,493        230,872         179,764
Shareholders' equity .........................   198,402              207,212         200,462        195,798         163,572
Senior debentures ............................    27,518               33,839
Shares outstanding ...........................    47,370               44,883          43,997         42,788          40,254
AVERAGE BALANCES:
Assets .......................................$2,903,903          $ 2,599,439     $ 2,308,572    $ 2,010,962     $ 1,808,251
Shareholders' equity .........................   212,741              204,515         206,636        175,172         163,938
Interest-earning assets ...................... 2,698,464            2,419,266       2,166,263      1,906,971       1,706,336
Interest-bearing liabilities ................. 2,354,561            2,119,041       1,871,414      1,643,831       1,444,567
OTHER DATA:
Return on average assets(f) ..................     (0.40)%               0.44%           0.32%          0.75%           0.66%
Return on average shareholders
  equity(f) ..................................     (5.48)%               5.60%           3.58%          8.59%           7.23%
Average shareholders' equity to
  average total assets .......................      7.33%                7.87%           8.95%          8.71%           9.07%
Shareholders' equity to total assets .........      6.60%                7.15%           8.06%          9.36%           8.24%
Net interest spread ..........................      2.55%                3.09%           3.27%          3.07%           3.06%
Net interest margin ..........................      3.19%                3.70%           3.92%          3.74%           3.65%
Non-performing loans(g) ......................$   13,376          $    14,716     $    22,464    $    11,455     $    13,184
Non-performing assets(g) .....................$   16,639          $    23,229     $    34,601    $    21,605     $    23,780
Non-performing loans to
  total loans ................................      0.67%                0.77%           1.32%          0.79%           1.06%
Non-performing assets to
  total assets ...............................      0.55%                0.80%           1.39%          1.03%           1.20%
Allowance for loan losses to
  total loans ................................      1.30%                0.69%           1.15%          0.69%           0.81%
Net charge-offs to average loans .............      0.54%                0.65%           0.59%          0.06%           0.01%
Efficiency ratio(h) ..........................        71%                  70%             73%            67%             75%
Dividend payout ratio(i) .....................        48%                  51%             36%            24%             13%
Number of full-service offices ...............        94                   79              65             52              47

----------------
(e) Net of deferred loan fees, purchased loan discounts and premiums and undisbursed loans-in-process. Includes loans held for sale.
(f) Includes merger related and one-time expenses of $22.6 million and $6.5 million, net of taxes, for the years ended December 31, 1998 and 1997, respectively and the effect of the reduction of the allowance for deferred tax assets of $1.1 million for the year ended December 31, 1997. Excludes a litigation settlement and FDIC assessment of $7.4 million, net of taxes, for the year ended December 31, 1996.
(g) Non-performing loans are loans contractually past due 90 days or more placed on non-accrual. Non-performing assets include non-performing loans, other real estate owned and repossessed assets.
(h) The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income excluding realized securities gains/losses and non recurring expenses as described in note (f).
(i) Dividend payout ratio is calculated by dividing dividends declared per share by basic earnings per share. Amount for the years ended December 31, 1998 and 1997 is adjusted to exclude merger related expenses (see note
    (f)).

QUARTERLY FINANCIAL DATA

                                                                                    FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1998
                                                                ----------------------------------------------------------
                                                                    FIRST         SECOND          THIRD          FOURTH
                                                                   QUARTER        QUARTER        QUARTER       QUARTER(A)
                                                                ------------   ------------   ------------   -------------
                                                                       (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income .............................................     $ 52,397       $ 50,921       $ 50,746       $  50,592
Interest expense ............................................       30,002         29,450         29,981          29,093
                                                                  --------       --------       --------       ---------
Net interest income .........................................       22,395         21,471         20,765          21,499
Provision for loan losses ...................................        2,913            380          1,448          18,053
                                                                  --------       --------       --------       ---------
Net interest income after provision for loan losses .........       19,482         21,091         19,317           3,446
Non-interest income .........................................        7,451          6,246          4,741           6,831
Operating expense ...........................................       18,274         19,848         21,595          43,589
                                                                  --------       --------       --------       ---------
Income (loss) before income taxes ...........................        8,659          7,489          2,463         (33,312)
Provision (benefit) for income taxes ........................        3,283          2,835          1,213         (10,373)
                                                                  --------       --------       --------       ---------
Net income (loss) ...........................................     $  5,376       $  4,654       $  1,250       $ (22,939)
                                                                  ========       ========       ========       =========
PER SHARE DATA:
Basic earnings (loss) per common share ......................     $   0.12       $   0.10       $   0.03       $   (0.49)
Diluted earnings (loss) per common share ....................     $   0.12       $   0.10       $   0.03       $   (0.49)
Dividends per common share ..................................     $   0.05       $   0.06       $   0.06       $    0.06
Weighted average common shares and common stock
 equivalents outstanding ....................................       46,415         47,719         47,775          48,054

                                                                                   FOR THE YEAR ENDED
                                                                                   DECEMBER 31, 1997
                                                                --------------------------------------------------------
                                                                    FIRST         SECOND          THIRD         FOURTH
                                                                   QUARTER      QUARTER(A)       QUARTER      QUARTER(B)
                                                                ------------   ------------   ------------   -----------
                                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income .............................................     $ 45,505       $ 46,563       $ 49,989      $ 52,057
Interest expense ............................................       24,131         24,407         26,832        29,166
                                                                  --------       --------       --------      --------
Net interest income .........................................       21,374         22,156         23,157        22,891
Provision for loan losses ...................................          833          1,373            912         1,930
                                                                  --------       --------       --------      --------
Net interest income after provision for loan losses .........       20,541         20,783         22,245        20,961
Non-interest income .........................................        4,248          4,480          4,625         5,087
Operating expense ...........................................       16,593         22,774         18,859        26,063
                                                                  --------       --------       --------      --------
Income (loss) before income taxes ...........................        8,196          2,489          8,011           (15)
Provision for income taxes ..................................        2,629            702          2,668         1,225
                                                                  --------       --------       --------      --------
Net income (loss) ...........................................     $  5,567       $  1,787       $  5,343      $ (1,240)
                                                                  ========       ========       ========      ========
PER SHARE DATA:
Basic earnings (loss) per common share ......................     $   0.12       $   0.04       $   0.12      $  (0.03)
Diluted earnings (loss) per common share ....................     $   0.12       $   0.04       $   0.11      $  (0.03)
Dividends per common share ..................................     $   0.04       $   0.05       $   0.05      $   0.05
Weighted average common shares and common stock
 equivalents outstanding ....................................       45,424         45,667         46,307        46,153

----------------
(a) Includes merger related and one-time expenses of $20.2 million and $2.4 million, net of taxes, for the three months ended December 31, 1998 and September 30, 1998, respectively.
(b) Includes merger related expenses of $5.4 million and $1.1 million, net of taxes, for the three months ended December 31, 1997 and June 30, 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Annual Report on Form 10-K which express the "belief", "anticipation", or "expectation", as well as other statements which are not historical fact, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements include, among others, statements concerning the Bank's future business strategy, anticipated growth, the effect of interest rate changes on the Company's net interest income, the effect of the trust and investment initiative on the Company's financial condition, operations and cash flows, the impact of the Year 2000 on the Company's financial condition, operations and cash flows and other statements of belief, anticipation, expectation, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts.

     The Company and the Bank caution that the following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company or the Bank made by or on behalf of the Company or the Bank. All forward-looking statements speak only as of the date on which such statements are made, and the Company and the Bank undertake no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The most significant factors that could cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following:

     * adverse general economic conditions and/or adverse economic conditions in the counties our banking centers are located;

     * intense competition for depositors and borrowers from financial institutions with much greater resource than the Bank;

     * fiscal and monetary policies of the U.S. government;

     * rapid changes in interest rates;

     * adverse changes in law and regulations;

     * Management's ability to integrate the operations of recent mergers and

     * ability to become Year 2000 compliant.

     These and other risks and uncertainties affecting the Company, all of which are difficult to predict and many of which are beyond the control of the Company, are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

CORPORATE OVERVIEW

     Republic Security Financial Corporation is a commercial bank holding company headquartered in West Palm Beach, Florida. The Company's principal business is the operation of Republic Security

Bank, a state chartered commercial bank with 94 full service branches. The Bank currently has 67 traditional branches and 27 in-store supermarket branches, 46 of which are located in Palm Beach county, 25 are in Broward county, 11 are in Dade county, 4 are in Lee county, 2 are in each of Martin and Marion counties and one each are in Orange, Alachua, Hillsborough and St. Lucie counties. Four of the Bank's in-store supermarket branches are located in Winn Dixie stores and the remaining in-store supermarket branches are located in Albertsons. During 1998 the Bank opened seven new branches: four traditional branches and 3 in-store supermarket branches. The Bank anticipates continued aggressive growth of its branch network through a combination of traditional and in-store supermarket locations.

     Republic Security Bank is a community bank which offers a full range of business and personal banking services and products as well as trust and investment services. The Bank has targeted business lending relationships while maintaining its presence in residential mortgage, construction and consumer lending. In conjunction with targeted business relationships, the Bank has concentrated on business and personal transaction accounts by committing resources to electronic banking and other non traditional distribution channels, diversified products and quality customer service. The Bank's progressive approach to product development and service delivery has positioned the Bank to be competitive with larger financial institutions in the areas of electronic banking and high quality financial products and services for business and consumer customers.

     In late 1997, the Bank organized a trust and investment services division. The new division offers asset management, trust and brokerage services to individuals and businesses primarily in Palm Beach, Broward and Dade counties. Management does not anticipate the new trust and investment initiative will have a significant effect on the Company's operations or cash flows for several years.

BUSINESS COMBINATIONS

     Over the past three years, the Bank has completed seven acquisitions.

     On January 19, 1996, the Company acquired Banyan Bank ("Banyan"), a commercial bank headquartered in Boca Raton, Florida, with one branch office located in Boynton Beach, Florida. The acquisition was accounted for as a purchase business combination and total assets acquired in connection with the merger were approximately $61.7 million.

     On June 30, 1997, the Company acquired Family Bank ("Family"), a commercial bank headquartered in Hallandale, Florida, with six branch locations in Broward county, Florida. Family Bank was simultaneously merged into the Bank and the acquisition was accounted for as a pooling-of-interests which resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Family Bank.

     On December 2, 1997, the Company acquired County Financial Corporation ("CFC"), a commercial bank holding company, headquartered in North Miami Beach, Florida. County National Bank of South Florida ("County"), CFC's wholly owned subsidiary, had 14 branch locations in Dade, Broward and Palm Beach counties and was simultaneously merged into the Bank. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. All information contained herein has been retroactively restated to include the accounts and results of operations of CFC.

     On July 2, 1998, the Company acquired Unifirst Federal Savings Bank ("Unifirst"), a federally chartered savings bank headquartered in Hollywood, Florida with one additional branch located in Broward county, Florida. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $141.9 million, liabilities of $132.7 million and $9.2 million in equity. All information contained herein has been retroactively restated to include the accounts and results of operations of Unifirst.

     On October 29, 1998, the Company acquired First Palm Beach Bancorp ("FPBB"), a Delaware chartered Thrift Holding Company headquartered in West Palm Beach, Florida. First Bank of Florida ("First Bank"), a federally chartered Savings and Loan Association and FPBB's wholly owned subsidiary, operated 52 offices in Palm Beach, Broward, Dade, Martin and Lee counties. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $1.8 billion, total loans of $1.1 billion, total deposits of $1.3 billion and total equity of $128 million. First Bank was merged into the Bank as of October 29, 1998. All information contained herein has been retroactively restated to include the accounts and results of operations of FPBB.

     On November 20, 1998, the Bank purchased two branch offices of Household Bank, FSB ("Household"), a wholly owned subsidiary of Household International, Inc. The Bank acquired a total of $28.3 million in net loans and $19.0 million in deposits and offices located in Harbour Island and Orlando, Florida.

     On December 11, 1998, the Company acquired Newberry Bank ("Newberry"), a Florida state chartered commercial bank headquartered in Newberry, Florida with one branch office in Ocala, Florida. Newberry was simultaneously merged into the Bank and resulted in the Bank acquiring $38.9 million in assets, $28.7 million in net loans and $34.8 million in deposits. The transaction was accounted for as a purchase business combination and the operations of Newberry are included since the date of acquisition.

     On February 26, 1999, the Company acquired Northside Bank of Tampa ("Northside"), headquartered in Tampa, Florida with one branch office in Tampa. The acquisition will be accounted for as a pooling of interests and resulted in the Bank acquiring assets of $66.6 million, total loans of $36.9 million, total deposits of $56.9 million and total equity of $8.9 million as of December 31, 1998. Northside was merged into the Bank on February 26, 1999.

     Looking forward, the Bank's business strategy is to continue it's (i) focus in commercial relationship lending and consumer lending, (ii) providing residential mortgage lending products and services with emphasis on residential construction lending, (iii) emphasis on business and personal transaction accounts, (iv) focus on non-interest income opportunities, (v) development and implementation of new products, services and delivery channels, (vi) growth through a combination of bank and branch acquisitions, as well as de novo expansion of the branch network and achievement of a higher profile through additional strategically located banking offices and increased marketing efforts. The Company's strategies for the next 24 to 36 months also include shifting the thrift assets and liabilities acquired from First Bank into commercial bank products. The objective of this shift is to have the Company's asset and liability compositions and net interest margin similar to that of peer commercial banks.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's consolidated results of operations. All information has been retroactively restated to include the accounts and results of operations of Family, CFC, Unifirst and FPBB. In addition, the Company's operating results include the results of Newberry Bank since December 11, 1998 and Banyan Bank since January 19, 1996.

     The combination of merger transactions completed by the Company and internal growth in 1998 and 1997 had the effect of increasing the Company's assets in excess of 700% since December 31, 1996. These merger transactions as well as internal growth transformed the Bank, with total assets of $359 million as a commercial bank operating in Palm Beach County, Florida at December 31, 1996 to the largest commercial bank headquartered in Florida operating in 10 counties throughout the state at December 31, 1998. Since the Company's financial statements have been restated for the merger transactions accounted for as pooling of interests, certain operating trends such as the Company's significant growth, are not reflected in the financial statements. In addition, the Company's core operating performance has been on a positive trend, even though net income has been negatively affected by merger related expenses.

     The Company's net loss for the year ended December 31, 1998 was $11.7 million or $0.26 loss per common share compared to net income of $11.5 million or $0.24 and $0.23, respectively, basic and diluted earnings per share for the year ended December 31, 1997. Net income for the year ended December 31, 1998 includes merger related expenses and one time charges of $22.6 million, net of taxes. Net income, excluding merger related expenses and one time charges decreased 39% to $10.9 million, compared to net income, excluding merger related expenses, of $17.9 million, for the year ended December 31, 1997. The change is primarily due to an increase of $17.7 million in provision for loan loss, offset by an increase of $6.9 million in non-interest income.

     For the year ended December 31, 1998, merger related expenses associated with the acquisitions of FPBB and Unifirst were approximately $15.6 million, net of taxes, related to professional fees, fixed asset write-downs and employee severance and retention payments and $3.8 million, net of taxes, in additional merger related loan loss provision recorded to conform FPBB and Unifirst's accounting and credit policies to those of the Bank's. Additional charges of approximately $3.2 million, net of taxes, related to asset write-downs associated primarily with assets acquired from FPBB were recognized in the year ended December 31, 1998. The increase in the provision for loan losses in 1998 was recorded to provide for the inherent loan portfolio risks associated with the Bank's recent merger transactions, increased commercial loan production and other factors associated with the Bank's growth in commercial lending. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Loan Losses and Allowance for Loan Losses."

     For the year ended December 31, 1997, merger related expenses associated with the acquisitions of Family and CFC consisted of approximately $5.9 million, net of taxes, related to employee severance, professional fees and fixed asset write-offs, $400,000, net of taxes, for additional merger related loan loss provisions recorded to conform Family and CFC's accounting policies to those of the Bank's and $400,000, net of taxes, for other real estate owned write downs.

     Net income for the year ended December 31, 1996 was $7.4 million or $0.15 basic and diluted earnings per common share which includes a $2.0 million, net of taxes, non recurring litigation settlement expense and a $5.4 million, net of taxes, one-time Federal Deposit Insurance Corporation ("FDIC") Saving Association Insurance Fund ("SAIF") assessment to recapitalize the national SAIF (see Note 16). Net income, excluding merger related expenses, for the year ended December 31, 1997 increased 21% to $17.9 million, or $0.39 and $0.37, respectively, basic and diluted earnings per common share compared to net income, excluding non recurring litigation settlement expense and the FDIC SAIF assessment, of $14.8 million or $0.32 and $0.31, respectively, basic and diluted earnings per common share for the year ended December 31, 1996. The increase is primarily due to the reduction of $12.3 million in the provision for loan losses and an increase of $4.6 million in net interest income, offset by a reduction of $1.1 million in non interest income and an increase of $9.8 million in operating expenses.

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

NET INTEREST INCOME

     Net interest income decreased $3.4 million to $86.1 million for the year ended December 31, 1998 from $89.6 million for the year ended December 31, 1997. Interest income increased approximately $10.6 million offset by a rise of $14.0 million in interest expense. The increase in interest income is due to an increase of $279.2 million in average interest-earning assets offset by a decrease of 44 basis points in asset yield for the year ended December 31, 1998 compared to the year ended December 31, 1997. Interest expense increased $14.0 million due to an increase in interest-bearing liabilities of $235.5 million and an increase in the rate paid on interest-bearing liabilities of 10 basis points in the year ended December 31, 1998 compared to the year ended December 31, 1997. The Company's net interest margin for the year ended December 31, 1998 was 3.20% compared to 3.71% for the year ended December 31, 1997. The decrease in net interest income for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily due to the decline in market interest rates during 1998. The declining rate environment led to an increase in residential loan refinancings at lower interest rates without a corresponding decrease in the Bank's cost of funds. First Bank's primary lending activities were in residential loans with aggressively competitive rates in the Palm Beach county market. While the Bank is continuing to offer residential lending products in all it's markets, the interest rates offered on these products are more in-line with current market rates. In addition, FPBB issued $35.0 million of 10.35% Senior Debentures Due 2002 on June 30, 1997 ("Senior Debentures") which resulted in an increase in interest expense of approximately $2.7 million for the year ended December 31, 1998 compared to December 31, 1997. FPBB leveraged $25.0 million of the debenture proceeds on a wholesale basis at lower margins which further reduced the percentage of net interest margin for the year ended December 31, 1998 compared to December 31, 1997.

     Net interest income increased to $89.6 million for the year ended December 31, 1997 compared to $85.0 million for the year ended December 31, 1996. The increase in net interest income is primarily due to an increase of $253.0 million in average interest-earning assets while average interest-bearing liabilities increased $247.6 million. The net interest margin decreased to 3.71% in 1997 from 3.93% in 1996 primarily due to two leverage transactions totaling approximately $50.0 million funded in 1997 and an increase in rates paid on certificate of deposits. While leverage transaction strategies negatively impact net interest margin because the spreads on such transactions are less than the Bank's overall spread, the effect on net interest income is positive and the transactions provide a means of capital leverage to the Company.

INTEREST INCOME

     Interest income increased approximately $10.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to an increase in interest and fees on loans of $1.1 million and a $10.9 million increase in interest on investments offset by a decrease of $1.5 million in interest on interest-bearing deposits and Federal Funds sold. Interest and fees on loans increased $11.2 million due to an increase of $130.0 million in average loan balances outstanding offset by a decrease of $10.1 million due to a decrease in loan yield of 54 basis points for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease in loan yield is primarily due to increased residential loan refinancings and to a lesser extent refinacings of commercial loans (business and real estate) due to the declining rate environment in 1998. The prime interest rate decreased from 8.50% at the beginning of the year to 7.75% by year end. First Bank's primary lending activities were in residential loans with aggressively competitive rates in the Palm Beach county market. In addition, commercial loans are typically adjustable rate loans and adjust with interest rate changes. While the Bank is continuing to offer residential lending products in all its markets, the interest rates on these products are more in line with current market rates than those formerly offered by First Bank. During 1998, rates offered for commercial loans became increasingly competitive. The increase in loans outstanding was primarily in residential real estate, commercial real estate and commercial business loans. The Bank will continue its focus in commercial lending in 1999 and expects to decrease its residential loan outstandings. Average investments increased $171.9 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 reflecting a relatively flat investment yield during the comparison periods. Approximately $75.0 million of investment purchases were funded with borrowings during 1998 and approximately $25.0 million in investments were funded with the proceeds of the Senior Debentures in late 1997.

     The increase of $19.2 million in interest income for the year ended December 31, 1997 compared to the year ended December 31, 1996 is due to an increase of $7.8 million in interest and fees on loans, a $1.4 million increase in interest on interest-bearing deposits in other financial institutions and Fed Funds sold and a $10.0 million increase in interest and dividends on investments. The increase in interest and fees on loans is primarily due to an increase of $86.1 million in average loan balances outstanding during the year ended December 31, 1997 compared to the year ended December 31, 1996. The increase is due to the Bank's success in attracting residential and commercial real estate loan customers through increased advertising and referrals and continued improvement in business conditions during 1997. The increase in interest on investments is due to the increase of $145 million in average investments.

INTEREST EXPENSE

     Interest expense increased approximately $14.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to an increase of $235.5 million in interest-bearing liabilities. Interest expense on borrowed money increased $6.7 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to an increase of approximately $110.5 million in the average balance of borrowed money outstanding and increased $1.3 million due to an increase in the rate paid on borrowed money of 32 basis points. FPBB issued $35.0 million of 10.35% Senior Debentures on June 30, 1997 which resulted in an increase in interest expense of approximately $2.7 million for the year ended December 31, 1998 compared to December 31, 1997. Approximately $75.0 million of borrowings were used to fund investment purchases during 1998. The remaining increase in interest expense of approximately $6.0 million is due primarily to the increases in average savings and certificate of deposit balances outstanding of $79.0 million and $38.6 million, respectively, for the year ended December 31, 1998 compared to the year ended December 31, 1997. Savings account balances increased primarily as a result of FPBB offering a special tiered rate savings product during 1998. No special certificate of deposit programs were offered in 1998. The rate on interest-bearing liabilities increased from 4.93% for the year ended December 31, 1997 to 5.03% for the year ended December 31, 1998 primarily due to an increased rates paid on borrowed money and savings accounts.

     The Bank's strategy is to reduce the overall rates paid on deposits by decreasing the balances of certificates of deposit outstanding and increasing the balances of non interest bearing and low interest bearing deposits. Since the acquisition of FPBB, the Bank has begun lowering interest rates offered in the former First Bank offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. In addition, the Bank is currently providing product and sales training to the former First Bank branch personnel in an effort to convert these offices to commercial bank like branches. As a result of this strategy, the Bank anticipates approximately $135.0 million in run-off from the former First Bank certificate of deposit balances during 1999 and expects continued certificate of deposit and potentially savings account balance run-off through year 2000. In addition, the Company purchased $6.5 million of the Senior Debentures in an effort to further reduce the cost of interest bearing liabilities. The Bank does not anticipate significant purchases of Senior Debentures in the future.

     The increase in interest expense of $14.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 can be primarily attributed to the increase of $247.6 million in interest-bearing liabilities. Interest expense on deposits increased $10.4 million during 1997 compared to 1996 primarily due to the increase in average interest-bearing deposits of $180.1 million during the same period. During 1997, the largest change in interest-bearing deposits was in certificates of deposit. The average balance of certificates of deposits increased $139 million during 1997 resulting in an increase of $8.7 million in interest expense. The increase in certificate of deposit in 1997 was due primarily to FPBB's opening of 12 new branches during 1997 and the aggressive pricing offered by FPBB. The remaining increase is due to the increase in borrowed money. Interest expense on borrowed money increased $4.3 million due to an increase in the average outstanding balance of borrowed money of $67.5 million. The rate on interest-bearing liabilities increased from 4.80% to 4.93% during the comparison periods primarily due to an increase in rates paid on borrowed money and deposits and an increased concentration in certificates of deposit.

     The following table presents the average balances of the Company's interest-earning assets and interest-bearing liabilities, interest income earned and interest expense incurred and weighted average yield or cost for the years ended December 31, 1998, 1997 and 1996. Average balances were obtained from the best available daily or monthly data which in all cases approximated the average balances calculated on a daily basis.

NET INTEREST INCOME, AVERAGE BALANCE AND RATES:

                                                           YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------------
                                                  1998                                  1997
                                  ------------------------------------- -------------------------------------
                                      AVERAGE                  YIELD/       AVERAGE                  YIELD/
                                      BALANCE      INTEREST     RATE        BALANCE      INTEREST     RATE
                                  --------------- ---------- ---------- --------------- ---------- ----------
                                                            (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans ...........................   $ 1,898,327    $153,846  8.10%        $ 1,768,365    $152,702  8.64%
Interest-bearing deposits
 and Federal Funds sold .........        62,532       3,327  5.32              85,193       4,788  5.62
Taxable investments .............       701,697      45,587  6.50             546,507      35,763  6.54
Non-taxable
 investments** ..................        35,908       2,249  6.26              19,201       1,145  5.96
                                    -----------    --------  -----        -----------    --------  -----
Total interest-earning
 assets .........................     2,698,464     205,009  7.60           2,419,266     194,398  8.04
Other assets ....................       205,439                               180,173
                                    -----------                           -----------
Total ...........................   $ 2,903,903                           $ 2,599,439
                                    ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
NOW accounts ....................       186,186       2,587  1.39             170,465       2,853  1.67
Money Market accounts ...........       127,445       3,746  2.94             135,816       3,936  2.90
Savings deposits ................       323,617      12,345  3.81             244,576       8,447  3.45
Certificate of deposits .........     1,309,627      73,959  5.65           1,270,979      71,367  5.62
Borrowed money ..................       407,686      25,889  6.35             297,205      17,933  6.03
                                    -----------    --------  -----        -----------    --------  -----
Total interest-bearing
 liabilities ....................     2,354,561     118,526  5.03           2,119,041     104,536  4.93
                                    -----------    --------  -----        -----------    --------  -----
Non interest-bearing
 deposits .......................       242,539                               196,627
Other liabilities ...............        94,062                                79,256
Shareholders' equity ............       212,741                               204,515
                                    -----------                           -----------
Total liabilities and
 shareholders' equity ...........   $ 2,903,903                           $ 2,599,439
                                    ===========                           ===========
Net interest income/Net
 interest rate spread ...........                  $ 86,483  2.56%                       $ 89,862  3.10%
                                                   --------  -----                       --------  -----
Net average interest-
 earning assets/Net
 interest margin ................   $   343,903              3.20%        $   300,225              3.71%
                                    -----------              -----        -----------              -----
Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities ....................          1.15x                                 1.14x
                                    ===========                           ===========
                                        YEARS ENDED DECEMBER 31,
                                  -------------------------------------
                                                  1996
                                  -------------------------------------
                                      AVERAGE                  YIELD/
                                      BALANCE      INTEREST     RATE
                                  --------------- ---------- ----------
                                         (DOLLARS IN THOUSANDS)
ASSETS
INTEREST-EARNING ASSETS:
Loans ...........................   $ 1,682,288    $144,914      8.61%
Interest-bearing deposits
 and Federal Funds sold .........        63,386       3,351      5.29
Taxable investments .............       404,959      25,898      6.40
Non-taxable
 investments** ..................        15,630         943      6.03
                                    -----------    --------      ----
Total interest-earning
 assets .........................     2,166,263     175,106      8.08
Other assets ....................       142,309
                                    -----------
Total ...........................   $ 2,308,572
                                    ===========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
INTEREST-BEARING LIABILITIES:
NOW accounts ....................       172,996       3,008      1.74
Money Market accounts ...........       136,225       3,975      2.92
Savings deposits ................       200,645       6,557      3.27
Certificate of deposits .........     1,131,869      62,690      5.54
Borrowed money ..................       229,679      13,654      5.94
                                    -----------    --------      ----
Total interest-bearing
 liabilities ....................     1,871,414      89,884      4.80
                                    -----------    --------      ----
Non interest-bearing
 deposits .......................       172,225
Other liabilities ...............        58,297
Shareholders' equity ............       206,636
                                    -----------
Total liabilities and
 shareholders' equity ...........   $ 2,308,572
                                    ===========
Net interest income/Net
 interest rate spread ...........                  $ 85,222      3.28%
                                                   --------      ----
Net average interest-
 earning assets/Net
 interest margin ................   $   294,849                  3.93%
                                    -----------                  ----
Ratio of average interest-
 earning assets to
 average interest-bearing
 liabilities ....................          1.16x
                                    ===========

---------------
** Tax equivalent basis based on 26% TEFRA rate.

     Net interest income before provision for loan losses can be analyzed in terms of the impact of changing rates and changing volumes of interest-earning assets and interest-bearing liabilities. The following table sets forth certain information regarding changes in net interest income due to changes in the average balance of interest-earning assets and interest-bearing liabilities and due to changes in average rates for the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior year's rate), (ii) changes attributable to changes in rate (change in rate multiplied by prior year's volume) and (iii) the net change (total changes in rate and volume). The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                   YEAR ENDED                              YEAR ENDED
                                          DECEMBER 31, 1998 VERSUS 1997           DECEMBER 31, 1997 VERSUS 1996
                                    -----------------------------------------   -------------------------------------
                                      INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                    -----------------------------------------   -------------------------------------
                                       AVERAGE        AVERAGE         NET        AVERAGE     AVERAGE       NET
                                         RATE          VOLUME        CHANGE        RATE       VOLUME      CHANGE
                                    -------------   -----------   -----------   ---------   ---------   ---------
                                                               (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Loans--net ......................     $ (10,085)     $ 11,229      $  1,144      $  377      $ 7,411     $ 7,788
Interest-bearing deposits
  Federal Funds sold ............          (187)       (1,274)       (1,461)        283        1,154       1,437
Taxable investments .............          (325)       10,149         9,824         806        9,059       9,865
Non-taxable investments .........           108           996         1,104         (13)         215         202
                                      ---------      --------      --------      ------      -------     -------
                                        (10,489)       21,100        10,611       1,453       17,839      19,292
                                      ---------      --------      --------      ------      -------     -------
INTEREST EXPENSE:
NOW accounts ....................          (529)          263          (266)       (199)          44        (155)
Money Market accounts ...........            53          (243)         (190)        (27)         (12)        (39)
Savings deposits ................         1,171         2,727         3,898         453        1,437       1,890
Certificates of deposit .........           420         2,172         2,592         970        7,707       8,677
Borrowed money ..................         1,294         6,662         7,956         268        4,011       4,279
                                      ---------      --------      --------      ------      -------     -------
                                          2,409        11,581        13,990       1,465       13,187      14,652
                                      ---------      --------      --------      ------      -------     -------
Net interest income .............     $ (12,898)     $  9,519      $ (3,379)     $  (12)     $ 4,652     $ 4,640
                                      =========      ========      ========      ======      =======     =======

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based upon management's assessment of the adequacy of the allowance for loan losses inherent in the Bank's loan portfolio. An evaluation of the adequacy of the overall allowance for loan losses and, correspondingly, the provision for loan losses is determined by management considering factors such as current economic conditions, the underlying quality of the loan portfolio including the Bank's credit administration policy and procedures, loan concentrations, portfolio mix, prior loan loss experience, growth of the loan portfolio and other relevant factors.

     The provision for loan losses for the year ended December 31, 1998 was $22.8 million compared to $5.0 million and $16.7 million for the years ended December 31, 1997 and 1996, respectively. The provision for loan losses increased $17.7 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 as a result of issues related to the Bank's recent merger transactions, increased commercial loan production, identified issues arising in the indirect automobile loan portfolio and merger related adjustments to conform Unifirst and FPBB's credit policies to those of the Bank. Merger related provision for loan losses recorded in the year ended December 31, 1998 was $5.2 million. An additional loan loss provision of $2.2 million was recorded in the year ended December 31, 1998 by a pooled company
(FPBB) with respect to issues arising in FPBB's indirect automobile loan portfolio. The remaining provision for loan losses was $10.3 million for the year ended December 31, 1998. The additional increase in the provision for loan losses for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily a result of increased commercial loan production, increased competition in the commercial lending market and increased risk in the loan portfolio as a result of merger integration issues associated with the merger transactions (see further discussion below). New commercial loan production increased from an average of approximately $8.0 million per month during 1997 to approximately $15.0 million per month during 1998. Management believes these factors as well as the different underwriting policies of the merged institutions results in an increase in risks associated with the combined loan portfolios which resulted in management increasing the risk factors used in its evaluation of the adequacy of the allowance for the loan portfolio.

     Management's evaluation of the allowance for loan losses includes determining and applying relevant risk factors to the entire loan portfolio. Risk factors applied to the performing loan portfolio in the year ended December 31, 1998 are based on management's assessment of the risks in the loan portfolio considering current economic conditions, the Bank's recent merger transactions, the increased commercial loan production, prior loan loss history and other factors associated with the Bank's growth in commercial lending . The following items related to the current portfolio characteristics were considered:

   * credit administration policy and underwriting procedures of acquired institutions as well as the Bank's,

   * net growth in the commercial real estate and commercial business loan portfolios of $90.0 million or 20% during 1998 and

   * increase in non performing commercial real estate and commercial business loans from $1.7 million at December 31, 1997 to $4.5 million at December 31, 1998.

     In addition to the factors listed above, the impact of the recent merger transactions and the increased competition in the lending environment during 1998 were considered in management's analysis of the allowance for loan losses. The Bank's merger transactions resulted in the integration of the Bank and the pooled companies during 1998. Integration of the Company included the elimination of substantially all senior and middle management of the pooled companies. Management believes the loss of those senior and middle management positions as well as other restructure and integration issues resulted in increased inherent risks in the loan portfolios due to the loss of customer and automobile dealer relationships, the lack of continuity of processing and collections procedures, the loss of specific knowledge of the origination of the loan portfolios and other issues resulting from the transition into one combined company.

     The competition for loans from other financial institutions intensified during 1998 which resulted in certain financial institutions lowering underwriting standards as well as lowering interest rates offered on loans. While the Bank did not significantly ease any requirements in its underwriting policies, a lowering of underwriting standards in the industry as well as among the Bank's local competitors was noted during 1998. Consideration was given to this increased competition by Management in its assessment of the risks in the combined loan portfolios.

     The systematic method prescribed in the Bank's loan policy, which includes procedures for early detection of potential problem loans, is consistently used to determine the adequacy of the allowance for loan losses and also considers the characteristics of the loan portfolio, historical charge-off history, current economic conditions, as well as other relevant factors. As a result of the analysis, Management determined an increase to the allowance for loan losses was necessary and increased the risk factors applied to performing loans in its quarterly analysis of the allowance for loan losses. Risk factors applied to the loan portfolio in prior years were based primarily on the Bank's three year loss history considering the portfolio's characteristics. Management believes the new risk factors are more relevant to the current portfolio than the risk factors applied in prior years. Furthermore, the average net charge-offs to average loans is significantly higher for the three years ended December 31, 1998 of .57% compared to .42% and .22%, respectively, for the three years ended December 31, 1997 and 1996.

     Non performing loans are carried at fair value based on the most recent information available. Risk factors as prescribed in the Bank's loan policy are applied to the remaining book balances of classified loans. In evaluating the adequacy of the allowance for loan losses at December 31, 1998, the following risk factors were applied to the carrying value of each classified loan which is consistent with prior years: (i) substandard at 15%, (ii) doubtful at 50% and (iii) loss charged-off at 100%.

     The allowance for loan losses as a percent of total loans increased from 0.69% at December 31, 1997 to 1.30% at December 31, 1998. The allowance for loan losses to non-performing loans increased from 85% at December 31, 1997 to approximately 195% at December 31, 1998. The lower allowance for loan losses to non performing loans and total loans at December 31, 1997 is primarily a result of significant charge-offs primarily related to FPBB's indirect portfolio taken during 1997.

     In accordance with the Bank's asset classification policy, non-performing loans (loans contractually past-due 90 days or more) are recorded at the lesser of the loan balance or estimated fair value of the collateral underlying the loan, for collateral dependent loans, or the net present value of estimated future cash flows discounted at the loan's original effective interest rate. As a result, any expected losses from loans identified at December 31, 1998 as non-performing have been recognized by the Bank and should not have a future impact on the allowance for loan losses unless the condition of the loan further deteriorates.

     The provision for loan losses decreased $11.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. During 1997, the Bank recorded $650,000 to the provision for loan losses in connection with merger transactions to conform Family and County's accounting and credit policies regarding loan valuations to those of the Bank's. The increased provision for loan losses recorded in the year ended December 31, 1996 was primarily a result of FPBB's losses related to the indirect automobile lending program. FPBB began originating indirect automobile loans in large volumes in August 1995 and continued this practice through September 1996. During September 1996, FPBB ceased its originations of indirect automobile loans. Higher delinquencies and charge-offs resulting from FPBB's indirect lending program occurring in the quarter ended June 30, 1996 as the significant credit problems did not surface until that time. The provisions were determined by FPBB by projecting charge-offs based on the latest repossession activity and recovery rates. The provision for loan losses for the year ended December 31, 1996 included a charge of $15.7 million related primarily to FPBB's consumer lending. The provision for loan losses related to FPBB's indirect automobile lending portfolio decreased in 1997 because FPBB discontinued its indirect lending as of September 30, 1996. The allowance for loan losses as a percent of total loans decreased from 1.15% at December 31, 1996 to 0.69% at December 31, 1997 primarily due to the significant net charge-offs of $11.4 million taken in 1997 related to FPBB's indirect loan portfolio.

NON-INTEREST INCOME

     Non-interest income increased $6.8 million or 37% for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to an increase in service charges on deposit accounts of $1.1 million, increases in gain on sale of loans of $2.9 million, increase in gains on investments available-for-sale of $1.6 and increases of $1.2 million in other income.

     Non-interest income decreased approximately $1.1 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to an increase of $1.3 million in service charges on deposit accounts, an increase of $836,000 in the gain on sale of investments available-for-sale and an increase of $1.4 million in other income offset by a decrease of $4.7 million in gains on sale of loans.

     SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts increased $1.1 million or 11% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of increased volume in transaction accounts. Non-interest bearing average account balances increased approximately $45.9 million or 23% for the year ended December 31, 1998 compared to the year ended December 31, 1997. In addition, certain deposit fees were increased in March of 1998 contributing slightly to the increase in service charges on deposits.

     Service charges on deposit accounts increased approximately $1.3 million or 15% for the year ended December 31, 1997 compared to the year ended December 31, 1996. Average non-interest bearing account balances increased approximately $24.4 million or 14% for the year ended December 31, 1997 compared to the year ended December 31, 1996, which is the primary reason for the increased level of service charges.

     GAIN ON SALES OF LOANS. Gain on sale of loans increased $2.9 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to an increase in the volume of loans sold. During 1998, loans with principal balances of approximately $300.0 million were sold as compared to $72.5 million in the prior period. The increase in loans sold is due to $160.7 million of fixed and adjustable rate loans sold by FPBB during 1998. No significant loan sales were made by FPBB during 1997. In addition, the level of gains is dependent on market interest rates at the time the loan is sold and if the loan is sold servicing released or servicing retained.

     Gain on sale of loans decreased by $4.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to an decrease in the volume of loans sold and a decrease in the gains realized on the sales. During 1996, approximately $201.9 million loans were sold as compared to $72.5 million in 1997.

     NET GAIN ON SALE OF INVESTMENTS AVAILABLE-FOR SALE. Gain on sale of investments available-for-sale increased by $1.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to the increase in the volume of investments available-for-sale sold and in the gains realized on the sale of those investments. During 1998 approximately $365.4 million investments available-for-sale were sold as compared to approximately $295.0 million during 1997.

     Gain on sale of investments available-for-sale increased by $836,000 for the year ended December 31, 1997 compared to the year ended December 31, 1996. Although the volume of investments available-for-sale declined to $295.0 million from $370.3 million in the prior period the gains realized on those sales increased.

     OTHER INCOME. Other income consists of loan servicing income net of the amortization of loan servicing rights, loan fees, accretion of discounts on purchased accounts receivable, rental income, ATM fees and other miscellaneous fee income.

     Other income increased $1.2 million or 19% for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase is primarily associated with the overall growth in the Bank's customer base, ATM network and products offered. In addition, ATM fees increased due to First Bank charging for certain ATM transactions in 1998 that were not previously charged. Loan servicing fees also increased due to the increase in loans serviced for others.

     Other income increased $1.4 million or 28% for the year ended December 31, 1997 compared to the year ended December 31, 1996 due primarily to increased loan servicing income, purchased accounts receivable income and miscellaneous income.

OPERATING EXPENSES

     Operating expenses, excluding merger related expenses of $21.7 million and other non recurring charges of $5 million related to asset write downs, were $76.6 million for the year ended December 31, 1998. Operating expenses, excluding merger related expenses of $9.3 million and OREO write downs related to the mergers of $640,000, were $74.4 million for the year ended December 31, 1997. Operating expenses increased approximately $2.2 million during the comparison periods. The increase is primarily due to increases in employee compensation and benefits, occupancy and equipment and communications expenses.

     Employee compensation and benefits, excluding one time charges related to the FPBB merger of $594,000, increased $981,000 for the year ended December 31, 1998. The increase in compensation and benefits is due to the addition of seven new branch locations in 1998, the addition of staff in the credit training and loan servicing departments in late 1997 the establishment of the trust and investment services division in mid 1997 and a $700,000 increase in ESOP expense, offset by decreases of approximately $1.4 million related to the accrual associated with the Company's Stock Appreciation Rights ("SARs") and cost savings realized as a result of the mergers with Family on June 30, 1997 and County on December 2, 1997. SARs expense decreased as a result of postponing the initial vesting and exercisable dates in order to restore the purpose of the SAR grants of providing long-term incentive for the board members.

     Occupancy and equipment expenses for the year ended December 31, 1998 increased by $1.6 million as compared to year ended December 31, 1997. The increases in rent expense, furniture and equipment depreciation expense, utilities expense and equipment maintenance expenses are associated with the addition of seven new branch locations.

     Communications expenses increased $817,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase in telephone and telegraph expense is associated with the addition of the new branch locations and the increase in postage expense is primarily associated with the increased deposit account growth.

     Operating expenses, excluding merger related expenses of $9.3 million and OREO write downs related to the mergers of $640,000, were $74.4 million for the year ended December 31, 1997. Operating expenses, excluding $3 million in litigation settlement expense and $8.6 million in one-time FDIC-SAIF assessment, were $64.8 million for the year ended December 31, 1996. The increase of $9.6 million for the year ended December 31, 1997 can be primarily attributed to increases in employee compensation and benefits, occupancy and equipment expenses and other operating expenses.

     Employee compensation and benefits expense increased $5.7 million for the year ended December 31, 1997 compared to the year ended December 31, 1996. The primary reasons for the increase are an increase of $1.8 million related to the accrual associated with the (SAR's) plan, the addition of fourteen branch locations and an increase in support personnel in late 1997. The credit, training and loan servicing departments were expanded to accommodate the significant growth of the Company. The SARs accrual was based on the closing stock price of the Company's common stock as of December 31, 1997 of $9.81 and the percentage of vested SARs. See Note 12 to the consolidated Financial Statements for terms and conditions of the Company's SAR plan.

     Occupancy and equipment expenses increased $2.6 million for the year ended December 31, 1997 compared to the year ended December 31, 1996 primarily due to increases in rent expense, maintenance expense and furniture and equipment depreciation expense associated with the addition of fourteen branch locations and the addition of the new trust and investment departments.

     Other operating expenses increased $2 million for the year ended December 31, 1997 as compared to the year ended December 31, 1996. The increase is primarily due to costs associated with the organization of the trust and investment department, fixed asset write-offs associated with the relocation of a branch location and the overall increase in certain other expenses related to an increase in size.

INCOME TAXES

     Income tax expense decreased $10.3 million for the year ended December 31, 1998 from an income tax expense of $7.2 million to an income tax benefit of $3.0 million, as compared to the year ended December 31, 1997. This decrease is primarily due to a decrease in income before income taxes of $33.4 million as a result of merger related charges and other one-time charges. The decrease in income tax expenses related to the decrease in income before income taxes was offset by a decrease in the effective tax benefit rate for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in the effective rate or a lower effective tax benefit rate was due to non deductible merger expenses incurred in 1998.

     Income tax expense increased $3.1 million for the year ended December 31, 1997 due to increase of $7.2 million in income before income taxes as compared to the year ended December 31, 1996. The increase is primarily due to the increase of net interest income after provision for loan losses of $16.3 million offset by the increase of $8 million in non-interest expense. The increase in income taxes for year ended December 31, 1997 can also be attributed to the increased effective tax rate for 1997. The tax impact of the non deductible merger related expenses was partially offset by a reduction of $1.3 million in the valuation allowance for deferred tax assets associated with County. The effective tax rate was approximately 39% for the year ended December 31, 1997 compared to approximately 36% for the year ended December 31, 1996.

LIQUIDITY

     The Company's liquid assets consist primarily of interest bearing deposits in other financial institutions and marketable securities. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from approved extensions of credit. Furthermore, liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

     The Company's cash inflows for the year ended December 31, 1998 consist primarily of amounts generated from the sale of loans and investments available-for-sale, the collection of loan principal payments, deposits and principal payments on securities. Uses of cash consist of originations of loans and purchases of investments available-for-sale and decreases in FHLB advances and securities sold under agreements to repurchase. Primary sources of borrowings include advances from the FHLB and borrowings under repurchase agreements.

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

     The Company's sources of liquidity are impacted by various matters beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by the availability of loans for sale, general market demand and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its credit ratings and other market conditions. In line with the Bank's strategy to increase transaction account balances and decrease certificate of deposit account balances in an effort to lower the Bank's cost of deposits, demand, NOW, Money Market and savings account balances increased $157.1 million (excluding the assumption of Newberry and Household deposits) while certificate of deposit account balances declined $34.5 million during the year ended December 31, 1998. Management expects a larger decline in certificate of deposit account balances during 1999 due to the lowering of former First Bank and Unifirst certificates of deposit rates to become more aligned with the commercial bank pricing offered by the Bank. Management anticipates growth in the transaction account balances to fund the certificate of deposit balance run-off.

     Management also anticipates a temporary increase in liquidity requirements during the fourth quarter 1999 as a result of customer reactions to Year 2000 issues. Management has not yet determined the extent of the increase in liquidity requirements as a result of Year 2000 issues but is currently assessing the issue as part of the Year 2000 Project. The Bank will likely fund the increased liquidity through short term borrowings.

     In order to manage the uncertainty inherent in its sources of funds, the Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternative source although potentially at a different cost to the Company.

CAPITAL COMPLIANCE

     The Bank and the Company are in compliance with regulatory capital requirements at December 31, 1998 (see Note 13 to Consolidated Financial Statements).

     The Bank and the Company, as a bank holding company, are subject to the capital requirements of the FRB. Under FRB guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. Under risk-based capital guidelines, categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition to balance sheet assets, bank holding companies are required to maintain capital, on a risk-adjusted basis, to support certain off-balance sheet activities such as loan commitments. The FRB standards classify capital into two tiers, Tier I and Total. Tier I risk-based capital consists of common stockholders equity, noncumulative and cumulative (bank holding companies only) perpetual preferred stock, and minority interests, less goodwill and deposit intangibles. Total risk based capital consists of Tier I capital plus a portion of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate preferred stock. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total average assets. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB requires banks and bank holding companies to maintain Tier I and Total risk-based capital ratios of 4.0% and 8.0%, respectively, and a Tier I leverage capital ratio of 4.0%. See Item 1-"Business: Certain Regulatory Considerations"

IMPACT OF INFLATION

     The consolidated financial statements and related consolidated financial information presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services. See Item 7a--"Quantitative and Qualitative Disclosures about Market Risk."

FINANCIAL CONDITION

     Consolidated total assets increased approximately $108.1 million or 4% to $3.01 billion at December 31, 1998 compared to $2.9 billion at December 31, 1997. The increase in assets is partially due to the $56.1 million net asset purchases (net of cash paid) of Newberry and the Household branches during 1998. The remaining asset increase is a result of $151.8 million increase in deposits, excluding deposits acquired from the acquisition of Newberry and the Household branch transactions, and $18.4 million increase in other liabilities offset by decreases of $44 million in FHLB advances, $34 million in securities sold under agreements to repurchase, $14.0 million in advances to borrowers for taxes and insurance, $6.3 million in senior debentures outstanding and $8.8 million in total shareholders equity. Investments increased $93.2 million and loans-net and loans held for sale increased $88 million while cash and cash equivalents decreased $82 million. The increase in loans was partially attributable to $57 million in loans acquired in the Newberry and Household branch transactions. Other assets increased approximately $13.8 million at December 31, 1998 compared to December 31, 1997 primarily due to increase of $2.5 million in income taxes receivable, $5.9 million in accrued interest receivable, $3.0 million in net deferred tax asset, $2.6 million in deferred merger charges related to the Northside Bank acquisition which closed on February 26, 1999 and other asset increases due to increased size of the Company. Advances to borrowers for taxes and insurance decreased at December 31, 1998 compared to December 31, 1997 because the 1997 balance includes balances of FPBB as of September 30, 1997. Due to the timing of tax and insurance payment disbursements, balances at September 30 are significantly higher each year than balances at December 31. Approximately $6.5 million of senior debentures were repurchased by the Company during 1998 at the prevailing market price. Other liabilities decreased $667,000 from December 31, 1997 to December 31, 1998.

     The decrease of $8.8 million in shareholders' equity at December 31, 1998 compared to December 31, 1997 is due to $11.7 million net loss for the year ended December 31, 1998, dividend payments of $6.8 million paid by the Company and dividend payments of $2.7 million paid by a pooled company (FPBB) during the thirteen months ended October 29, 1998 offset by $2.2 million appreciation, net of taxes, in investments available for sale, $4.2 million increase due to exercise of stock options, $37 million increase associated with ESOP and RRP amortization and $2.5 million, net income of pooled companies for the three months ended December 31, 1997 excluded from results of operations due to different year ends of pooled companies.

YEAR 2000 MATTERS

     The Bank relies heavily on information technology ("IT") systems which are primarily provided by third party vendors and other systems and facilities such as telecommunications, utilities, electronic clearinghouses and building access control systems to conduct its business. The Bank also has business relationships with other financial institutions, regulators and customers who are also reliant on IT and embedded systems to conduct their businesses. The Bank utilizes and is dependent upon a third-party vendor for its primary data processing functions. The Bank also utilizes other purchased software packages which operate on in-house computer networks. The Bank faces the risk that one or more of its critical service providers will not be able to provide services to the Bank due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships.

STATE OF READINESS

     In 1997, the Bank's Electronic Data Processing Committee (the "EDP Committee") started work on the Bank's Year 2000 Project. The EDP Committee is comprised of members from each area of the Bank. The EDP Committee developed and is currently executing a comprehensive plan designed to ensure the Bank's mission critical IT systems and mission critical service providers are year 2000 compliant. The Bank's plan consists of five phases: (1) awareness phase, to define the Year 2000 issue and obtain senior management and Board of Directors support, (2) inventory phase, to identify all IT systems and service providers and assign risk ratings in accordance with its potential business impact, available alternatives and cost of substitution, (3) assessment phase, to evaluate the identified mission critical systems, including those systems provided by third-party vendors, for Year 2000 functionality and readiness, (4) remediation phase, to replace or upgrade inventoried items to ensure Year 2000 compliance and (5) testing and certification phase, to test all remediated systems including testing with vendors, to ensure successful operation in the post-1999 environment. In addition, the Bank's Year 2000 plan includes assessing the impact of the Year 2000 issue on borrowers' ability to repay loans.

     As of December 31, 1998, the Bank had completed the awareness, inventory and assessment phases and has substantially completed the remediation phase. The testing phase has begun and the majority of the testing is scheduled to be substantially complete by March 31, 1999. The Bank is utilizing both internal and external resources to upgrade, replace and test hardware, software and third party vendor programs. Through formal communication, the Bank's primary data processing vendor and the majority of other critical vendors have indicated their IT systems are or will be Year 2000 compliant and tested before Year 2000. The Bank has also contacted all of its significant commercial loan customers to determine the borrower's ability and readiness to become Year 2000 compliant. Approximately 60% of the loan customers contacted have responded and the Bank has not identified any significant issues with those customers. The Bank anticipates completing all the phases within six months but no later than October 31, 1999.

YEAR 2000 COSTS

     Year 2000 expenses primarily include costs associated with internal and external personnel, upgrade packages and disposal of non-compliant hardware and software. To date, the Bank has not incurred any significant expenses and does not expect to incur any significant expenses other than internal personnel resources associated with the Year 2000 project. Costs to purchase new compliant hardware and software are estimated to be approximately $2.0 million, which will be capitalized. The cost of the Year 2000 project will be funded through operating cash flows. While management does not anticipate the cost of the Year 2000 project to have a material impact on the Company's financial condition, operations or cash flows, the project is not yet complete and is dependent on third parties.

RISKS AND CONTINGENCY

     If the Bank's or other third party vendors fail to resolve Year 2000 issues by December 31, 1999, potential consequences would include, among other possibilities, the inability to accurately and timely process withdrawals, deposits and payments, update customers' accounts, process financial information, bill customers, accommodate customer's financial needs, determine or meet liquidity requirements or report accurate data to management, customers, shareholders, regulators and others as well as business interruptions or branch closings, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Bank is attempting to limit the potential impact of the Year 2000 by monitoring the progress of its Year 2000 Project and those of its critical vendors and by developing contingency plans. There can be no assurance that the Bank will be completely successful in its efforts to resolve Year 2000 issues. Any critical unresolved Year 2000 issues at the Bank or its critical vendors could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

     The Bank has begun developing comprehensive contingency plans designed to ensure the continuity of critical business processes before and after December 31, 1999. The contingency plans will include reasonably likely Year 2000 failure scenarios for its critical business processes, procedures designed to reduce the impact on the Bank and methods of returning to normal operations. The Bank expects contingency planning to be substantially complete by July 31, 1999.

     The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Bank expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a financial institution holding company, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest-earning assets, other than those with short term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade and Lee counties in Florida, is subject to risks associated with the local economy.

     The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to manage the impact of fluctuating interest rates on net interest margins. The Asset Liability Committee (ALCO) has the responsibility for the management of interest rate risk. Operating within risk tolerance levels approved by the Board of Directors, the ALCO meets at least quarterly to establish, communicate, coordinate and control asset/liability management procedures. The purpose of the ALCO is to monitor the volume and mix of the Bank's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

     The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. Interest rate sensitivity is measured as the difference between the percentage of financial assets and liabilities in the Company's existing portfolio that are subject to repricing within specific time periods. In addition, the Bank measures the interest rate sensitivity of its budgeted growth in financial assets and liabilities. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time. The model quantifies the potential changes in future earnings which is measured by the effects of various interest rate changes on net income over the ensuing one and two year periods.

     The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans. The following table presents the Company's exposure to interest rate risk at December 31, 1998:

                                                                               DECEMBER 31, 1998
                                                   -------------------------------------------------------------------------
                                                       ONE YEAR        1 TO 3        3 TO 5         OVER 5
                                                       OR LESS         YEARS         YEARS          YEARS          TOTAL
                                                   --------------- ------------- ------------- --------------- -------------
                                                                            (DOLLARS IN THOUSANDS)
Total interest-earning assets ....................   $   672,612     $ 515,219     $ 355,437     $ 1,287,121    $2,830,389
Total interest-bearing liabilities ...............     1,871,111       295,057        86,417         167,399     2,419,984
                                                     -----------     ---------     ---------     -----------    ----------
Interest rate sensitivity gap ....................    (1,198,499)      220,162       269,020       1,119,722       410,405
                                                     ===========     =========     =========     ===========    ==========
Cumulative interest rate sensitivity gap .........    (1,198,499)     (978,337)     (709,317)        410,405
                                                     ===========     =========     =========     ===========
Cumulative interest rate sensitivity gap as a
 percent of total assets .........................         (39.8)%       (32.5)%       (23.6)%          13.6%
                                                     ===========     =========     =========     ===========

----------------
In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money Market and savings account balances are assumed to reprice with a lag of between three through twelve months to any change in market rates, and are included in one year or less. NOW account deposits are assumed to be non-interest sensitive and are included in one year or less. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

     In addition to the above, the Bank was committed to fund $175.7 million in new loans and $16.0 million in construction loans-in-process at December 31, 1998. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

     The current potential changes in future earnings relating to financial assets and liabilities as of December 31, 1998 are as follows:

                                        POTENTIAL CHANGE IN FUTURE
                                                 EARNINGS
                                        --------------------------
                                           1999           2000
                                        ----------   -------------
Interest Rate Change in Basis Points:
  + 100 .............................       1.84%         (0.63)%
  - 100 .............................       5.59%          7.88%

     The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other non-maturity deposits and loan prepayment rates. Money market and savings deposit accounts are assumed to have the following lag characteristics in an increasing rate environment: the Bank will recognize a 25 basis point increase at nine months and an additional 25 basis point increase at twelve months following an increase in the market rate. NOW accounts are considered to be non-interest rate sensitive in an increasing rate environment. Money market, savings and NOW accounts are assumed to have the following characteristics in a decreasing rate environment: the Bank will recognize a 50 basis point decrease at three months and an additional 50 basis point decrease at nine months following a decrease in the market rate. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing that may react in different degrees to changes in market interest rates.

     The potential changes in future earnings shown above are within the Bank's interest rate risk policy limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  DECEMBER 31,
                                                                                        ------------------------------
                                                                                             1998             1997
                                                                                        --------------   -------------
                                                                                                           (RESTATED)
                                                                                         (AMOUNTS IN THOUSANDS EXCEPT
                                                                                          SHARE AND PER SHARE DATA)
ASSETS
Cash and amounts due from depository institutions ...................................     $   46,575      $   81,990
Interest-bearing deposits in other financial institutions ...........................        114,471         154,279
Federal funds sold ..................................................................          1,120           7,665
                                                                                          ----------      ----------
 Cash and cash equivalents ..........................................................        162,166         243,934
Investments available-for-sale ......................................................        722,913         397,558
Investments held to maturity (Market value of $6,422 and $241,790 at December 31,
 1998 and 1997, respectively) .......................................................          6,363         238,568
Loans receivable--net ...............................................................      1,959,300       1,873,625
Loans held for sale (Market value of $16,272 and $13,828 at December 31, 1998 and
 1997, respectively) ................................................................         16,000          13,565
Property and equipment--net .........................................................         51,008          51,758
Other real estate owned-- net .......................................................          2,463           7,841
Federal Home Loan Bank Stock ........................................................         23,754          25,009
Goodwill--net .......................................................................         11,961           9,741
Accrued interest receivable .........................................................         15,378          15,396
Other assets ........................................................................         36,426          22,661
                                                                                          ----------      ----------
Total ...............................................................................     $3,007,732      $2,899,656
                                                                                          ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits ............................................................................     $2,304,855      $2,099,281
Federal Home Loan Bank advances and other borrowings ................................        410,368         454,322
Securities sold under agreements to repurchase ......................................          9,144          43,389
Senior debentures, net of unamortized issuance costs ................................         27,518          33,839
Advances from borrowers for taxes and insurance .....................................          7,677          21,707
Bank drafts payable .................................................................         27,706          18,511
Other liabilities ...................................................................         22,062          21,395
                                                                                          ----------      ----------
Total liabilities ...................................................................      2,809,330       2,692,444
                                                                                          ----------      ----------
Commitments and contingencies
Shareholders' equity:
Preferred stock issued by pooled company, $7.13 stated value;
 300,000 shares authorized: 111,660 shares issued and outstanding at December 31,
 1997 ...............................................................................                            796
Preferred stock $10.00 stated value; 10,000,000 shares authorized:
 Series "C"--948,996 issued and outstanding at December 31, 1997 ....................                          9,490
Common stock $.01 par value; 500,000,000 shares authorized;
 47,370,265 and 44,883,357 shares issued and outstanding at December 31, 1998
 and 1997, respectively .............................................................            474             449
Additional paid-in capital ..........................................................        120,955         103,772
Retained earnings ...................................................................         75,423          94,244
Common stock purchased by:
 Employee stock ownership plan ("ESOP") .............................................                           (955)
 Recognition and retention plans ("RRP") ............................................           (155)           (117)
Accumulated other comprehensive income (loss), net of taxes .........................          1,705            (467)
                                                                                          ----------      ----------
Total shareholders' equity ..........................................................        198,402         207,212
                                                                                          ----------      ----------
Total ...............................................................................     $3,007,732      $2,899,656
                                                                                          ==========      ==========

                 See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1998           1997            1996
                                                                -------------   ------------   -------------
                                                                                 (RESTATED)      (RESTATED)
                                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans ..................................     $ 153,846      $ 152,702       $ 144,914
Interest and dividends on investments .......................        50,810         41,412          29,957
                                                                  ---------      ---------       ---------
                                                                    204,656        194,114         174,871
                                                                  ---------      ---------       ---------
INTEREST EXPENSE:
Interest on deposits ........................................        92,637         86,603          76,231
Interest on borrowings ......................................        25,889         17,933          13,653
                                                                  ---------      ---------       ---------
                                                                    118,526        104,536          89,884
                                                                  ---------      ---------       ---------
Net interest income .........................................        86,130         89,578          84,987
Provision for loan losses ...................................        22,794          5,048          16,724
                                                                  ---------      ---------       ---------
Net interest income after provision for loan losses .........        63,336         84,530          68,263
                                                                  ---------      ---------       ---------
NON-INTEREST INCOME:
Service charges on deposit accounts .........................        10,836          9,763           8,474
Net gain on sales of loans ..................................         3,732            797           5,461
Net gain on sales of investments available-for-sale .........         3,139          1,524             688
Other income ................................................         7,562          6,356           4,958
                                                                  ---------      ---------       ---------
                                                                     25,269         18,440          19,581
                                                                  ---------      ---------       ---------
OPERATING EXPENSES:
Employee compensation and benefits ..........................        40,175         38,600          32,868
Occupancy and equipment .....................................        15,441         13,804          11,248
Professional fees ...........................................         3,103          4,145           4,131
Advertising and promotion ...................................         2,408          1,636           1,395
Communications ..............................................         2,786          1,969           1,749
Insurance ...................................................         2,024          1,435          11,656
Other real estate owned--net ................................         1,505          2,868           1,944
Goodwill amortization .......................................           920            759             616
Other .......................................................        13,289          9,788           7,719
Merger expenses .............................................        21,655          9,285
Litigation settlement .......................................                                        3,000
                                                                  ---------      ---------       ---------
                                                                    103,306         84,289          76,326
                                                                  ---------      ---------       ---------
(Loss) income before income taxes ...........................       (14,701)        18,681          11,518
Income tax (benefit) expense ................................        (3,042)         7,224           4,122
                                                                  ---------      ---------       ---------
NET (LOSS) INCOME ...........................................     $ (11,659)     $  11,457       $   7,396
                                                                  =========      =========       =========
(Loss) income applicable to common stock ....................     $ (11,888)     $  10,693       $   6,454
                                                                  =========      =========       =========
Per share data:
Basic (loss) earnings .......................................     $   (0.26)     $    0.24       $    0.15
Diluted (loss) earnings .....................................     $   (0.26)     $    0.23       $    0.15
Dividends ...................................................     $    0.22      $    0.19       $    0.12
                                                                  ---------      ---------       ---------
Weighted average common shares and
  common stock equivalents outstanding:
 Basic ......................................................        46,502         44,375          43,521
 Diluted ....................................................        46,502         45,897          45,536

                 See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

                                                                        YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                      1998          1997         1996
                                                                 -------------   ----------   ---------
                                                                         (AMOUNTS IN THOUSANDS)
Net (loss) income ............................................     $ (11,659)     $11,457      $7,396
Other comprehensive income, net of tax:
 Unrealized gain on investments available-for-sale arising
   during the period, net of taxes of $2,672, $1,629 and $895,
   respectively ..............................................         4,087        2,554       1,337
Reclassification adjustment for amounts realized on sale of
 investments included in net income, net of taxes of ($1,224),
 ($594) and ($268), respectively .............................        (1,915)        (930)       (420)
                                                                   ---------      -------      ------
Comprehensive (loss) income ..................................     $  (9,487)     $13,081      $8,313
                                                                   =========      =======      ======

                 See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                         ADDITIONAL
                                                    PREFERRED   COMMON     PAID-IN
                                                      STOCK      STOCK     CAPITAL
                                                   ----------- -------- ------------
                                                   (AMOUNTS IN THOUSANDS EXCEPT SHARE
                                                                 DATA)
BALANCE, DECEMBER 31, 1995, AS RESTATED .......... $15,161      $ 427    $ 96,307
Exercise of warrants--268,126 shares .............                  3       1,039
Issuance of stock grants--9,000 shares ...........                             32
Issuance of stock for Dividend Reinvestment
 and Optional Stock Purchase Plan--2,586
 shares ..........................................                             13
Exercise of stock options--145,674 shares ........                  1         309
Conversion of preferred stock series "A" into
 common stock--982,995 shares .................... (3,980)         10       3,970
Cash redemption of preferred stock series "A".....    (35)
Cash dividends--common stock .....................
Cash dividends paid by pooled companies--
 common stock ....................................
Cash dividends--preferred stock ($56 paid by
 pooled company) .................................
Amortization of deferred compensation--
 ESOP & RRP ......................................                            733
Purchase of treasury stock at cost
 by pooled company ...............................                (15)     (7,627)
Issuance of treasury stock by pooled company
 for the purchase of PBS Financial Corp. .........                 13       6,613
Net income .......................................
Changes in accumulated other comprehensive
 income, net of taxes ............................
                                                  -------        ----    --------
BALANCE DECEMBER 31, 1996, AS RESTATED ........... 11,146         439     101,389
Exercise of stock options--1,212,582 shares ......                 12       3,256
Issuance of stock grants--3,000 shares ...........                             27
Conversion of preferred stock series "C" into
 common stock--133,306 shares ....................   (860)          2         858
Cash dividends--common stock .....................
Cash dividends paid by pooled companies--
 common stock ....................................
Cash dividends--preferred stock ($56 paid by
 pooled company) .................................
Amortization of deferred compensation--
 ESOP & RRP ......................................                            906
Purchase of treasury stock at cost
 by pooled company ...............................                 (4)     (2,664)
Net income .......................................
Changes in accumulated other comprehensive
 income, net of taxes ............................
                                                  -------        ----    --------
BALANCE DECEMBER 31, 1997, AS RESTATED ........... 10,286         449     103,772
Exercise of stock options and warrants--
 952,061 shares ..................................                  9       4,170
Purchase of common stock by 401(k) plan--
 4,474 shares ....................................                             43
Conversion of preferred stock series "C" into
 common stock--1,463,347 shares .................. (9,440)         15       9,425
Cash redemption of preferred stock series "C".....    (50)
Conversion of pooled company preferred stock
 into common stock--111,660 shares ...............   (796)          1         795
Cash dividends--common stock .....................
Cash dividends--paid by pooled company--
 common stock ....................................
Cash dividends-- preferred stock series "C"
 ($27 paid by pooled company).....................
Amortization of deferred compensation--
 ESOP & RRP ......................................                          2,750
Net loss .........................................
Net income of pooled Company for three
 months ended December 31, 1997 ..................
Changes in accumulated other comprehensive
 income, net of taxes ............................
                                                  -------       -----    --------
BALANCE DECEMBER 31, 1998 ........................              $ 474    $120,955
                                                  =======       =====    ========
                                                                   COMMON      COMMON     ACCUMULATED
                                                                   STOCK       STOCK     COMPREHENSIVE
                                                     RETAINED    PURCHASED   PURCHASED   (LOSS) INCOME,
                                                     EARNINGS       ESOP        RRP       NET OF TAXES
                                                   ------------ ----------- ----------- ---------------
                                                         (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1995, AS RESTATED .......... $90,042      $(2,509)      $ (621)      $ (3,008)
Exercise of warrants--268,126 shares .............
Issuance of stock grants--9,000 shares ...........
Issuance of stock for Dividend Reinvestment
 and Optional Stock Purchase Plan--2,586
 shares ..........................................
Exercise of stock options--145,674 shares ........
Conversion of preferred stock series "A" into
 common stock--982,995 shares ....................
Cash redemption of preferred stock series "A".....
Cash dividends--common stock .....................    (847)
Cash dividends paid by pooled companies--
 common stock ....................................  (4,140)
Cash dividends--preferred stock ($56 paid by
 pooled company) .................................    (942)
Amortization of deferred compensation--
 ESOP & RRP ......................................                  740          460
Purchase of treasury stock at cost
 by pooled company ...............................
Issuance of treasury stock by pooled company
 for the purchase of PBS Financial Corp. .........
Net income .......................................   7,396
Changes in accumulated other comprehensive
 income, net of taxes ............................                                              917
                                                  --------       ------       ------       --------
BALANCE DECEMBER 31, 1996, AS RESTATED ...........  91,509       (1,769)        (161)        (2,091)
Exercise of stock options--1,212,582 shares ......
Issuance of stock grants--3,000 shares ...........
Conversion of preferred stock series "C" into
 common stock--133,306 shares ....................
Cash dividends--common stock .....................  (2,175)
Cash dividends paid by pooled companies--
 common stock ....................................  (5,783)
Cash dividends--preferred stock ($56 paid by
 pooled company) .................................    (764)
Amortization of deferred compensation--
 ESOP & RRP ......................................                  814           44
Purchase of treasury stock at cost
 by pooled company ...............................
Net income .......................................  11,457
Changes in accumulated other comprehensive
 income, net of taxes ............................                                            1,624
                                                  --------       ------       ------       --------
BALANCE DECEMBER 31, 1997, AS RESTATED ...........  94,244         (955)        (117)          (467)
Exercise of stock options and warrants--
 952,061 shares ..................................
Purchase of common stock by 401(k) plan--
 4,474 shares ....................................
Conversion of preferred stock series "C" into
 common stock--1,463,347 shares ..................
Cash redemption of preferred stock series "C".....
Conversion of pooled company preferred stock
 into common stock--111,660 shares ...............
Cash dividends--common stock .....................  (6,795)
Cash dividends--paid by pooled company--
 common stock ....................................  (2,669)
Cash dividends-- preferred stock series "C"
 ($27 paid by pooled company).....................    (229)
Amortization of deferred compensation--
 ESOP & RRP ......................................                  955          (38)
Net loss ......................................... (11,659)
Net income of pooled Company for three
 months ended December 31, 1997 ..................   2,531
Changes in accumulated other comprehensive
 income, net of taxes ............................                                            2,172
                                                  --------       ------       ------       --------
BALANCE DECEMBER 31, 1998 ........................ $75,423                    $ (155)      $  1,705
                                                  ========       ======       ======       ========

                 See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                           -------------
                                                                                                1998
                                                                                           -------------
                                                                                            (AMOUNTS IN
                                                                                            THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income ........................................................................  $  (11,659)
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of purchase business combination:
Provision for loan losses ................................................................      22,794
ESOP and RRP compensation expense ........................................................       2,777
Depreciation and amortization ............................................................       5,868
Deferred income taxes ....................................................................      (4,380)
Amortization of deferred loan fees and costs, premiums, accretion of discounts and
 other deferred yield items ..............................................................       5,680
Gain on sales of loans ...................................................................      (3,732)
Loans originated for sale ................................................................     (37,015)
Purchase of loans for sale ...............................................................     (56,044)
Sale of loans and loan participation certificates ........................................     303,613
Purchase of trading securities ...........................................................     (42,028)
Sale of trading securities ...............................................................      46,673
Net gain on sale of investments available-for-sale .......................................      (3,139)
Other--net ...............................................................................       5,219
                                                                                            ----------
Net cash provided by operating activities ................................................     234,627
                                                                                            ----------
INVESTING ACTIVITIES:
Cash and cash equivalents paid in branch purchase, net ...................................     (10,339)
Cash and cash equivalents acquired in purchase business combination--net .................       2,635
Purchase of investments available-for-sale ...............................................    (643,354)
Proceeds from sales of investments available-for-sale ....................................     370,684
Maturities and calls of investments held to maturity .....................................      30,497
Purchases of investments held to maturity ................................................
Principal payments on securities .........................................................     119,828
Loans purchased for investment ...........................................................     (23,363)
Net increase in loans ....................................................................    (194,350)
Purchases of property and equipment ......................................................     (15,023)
Proceeds from the sales of repossessed automobiles .......................................       3,408
Other--net ...............................................................................       8,409
                                                                                            ----------
Net cash used in investing activities ....................................................    (350,968)
                                                                                            ----------
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, Money Market accounts and savings
 accounts ................................................................................     157,065
Net (decrease) increase in time deposits .................................................     (34,476)
Purchase of treasury stock, at cost ......................................................
(Decrease) increase in FHLB advances .....................................................     (59,601)
Proceeds from issuance of senior debentures, net of issuance costs .......................
Purchase of senior debentures ............................................................      (6,500)
Net (decrease) increase in securities sold under agreements to repurchase ................     (20,485)
Cash dividends--common and preferred .....................................................      (8,781)
Other--net ...............................................................................       4,172
                                                                                            ----------
Net cash provided by financing activities ................................................      31,394
                                                                                            ----------
(Decrease) increase in cash and cash equivalents .........................................     (84,947)
Adjustments to reconcile for different year ends of pooled companies (see Note 2)
 Net income for three months ended December 31, 1997 .....................................       2,531
 Cash dividends paid by pooled companies .................................................        (912)
 Other cash flows--net ...................................................................       1,560
Cash and cash equivalents at beginning of year ...........................................     243,934
                                                                                            ----------
Cash and cash equivalents at end of year .................................................  $  162,166
                                                                                            ==========
                                                                                             YEAR ENDED DECEMBER 31,
                                                                                           ---------------------------
                                                                                                1997          1996
                                                                                           ------------- -------------
                                                                                             (RESTATED)    (RESTATED)
                                                                                             (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net (loss) income ........................................................................  $    11,457   $     7,396
Adjustments to reconcile net (loss) income to net cash provided by operating activities, net of effects of purchase business combination:
Provision for loan losses ................................................................        5,048        16,724
ESOP and RRP compensation expense ........................................................        1,764         1,933
Depreciation and amortization ............................................................        5,816         4,297
Deferred income taxes ....................................................................        4,784        (5,214)
Amortization of deferred loan fees and costs, premiums, accretion of discounts and
 other deferred yield items ..............................................................       (2,006)       (1,108)
Gain on sales of loans ...................................................................         (406)       (4,547)
Loans originated for sale ................................................................      (17,166)      (10,372)
Purchase of loans for sale ...............................................................       (7,975)       (7,773)
Sale of loans and loan participation certificates ........................................       73,284       207,341
Purchase of trading securities ...........................................................      (63,073)
Sale of trading securities ...............................................................       63,277
Net gain on sale of investments available-for-sale .......................................       (1,524)         (688)
Other--net ...............................................................................      (21,941)        6,485
                                                                                            -----------   -----------
Net cash provided by operating activities ................................................       51,339       214,474
                                                                                            -----------   -----------
INVESTING ACTIVITIES:
Cash and cash equivalents paid in branch purchase, net ...................................
Cash and cash equivalents acquired in purchase business combination--net .................                     25,108
Purchase of investments available-for-sale ...............................................     (460,075)     (494,925)
Proceeds from sales of investments available-for-sale ....................................      296,484       371,007
Maturities and calls of investments held to maturity .....................................       60,450       143,824
Purchases of investments held to maturity ................................................     (165,550)      (27,773)
Principal payments on securities .........................................................       61,494        37,830
Loans purchased for investment ...........................................................      (59,361)       (5,726)
Net increase in loans ....................................................................     (213,935)     (334,178)
Purchases of property and equipment ......................................................      (15,030)      (10,058)
Proceeds from the sales of repossessed automobiles .......................................       17,432        11,928
Other--net ...............................................................................        1,123         3,704
                                                                                            -----------   -----------
Net cash used in investing activities ....................................................     (476,968)     (279,259)
                                                                                            -----------   -----------
FINANCING ACTIVITIES:
Net increase in demand deposits, NOW accounts, Money Market accounts and savings
 accounts ................................................................................       55,183       102,581
Net (decrease) increase in time deposits .................................................       80,265        90,466
Purchase of treasury stock, at cost ......................................................       (2,668)       (7,642)
(Decrease) increase in FHLB advances .....................................................      218,442        33,442
Proceeds from issuance of senior debentures, net of issuance costs .......................       33,778
Purchase of senior debentures ............................................................
Net (decrease) increase in securities sold under agreements to repurchase ................       18,776        (8,427)
Cash dividends--common and preferred .....................................................       (8,722)       (5,929)
Other--net ...............................................................................        3,767         5,345
                                                                                            -----------   -----------
Net cash provided by financing activities ................................................      398,821       209,836
                                                                                            -----------   -----------
(Decrease) increase in cash and cash equivalents .........................................      (26,808)      145,051
Adjustments to reconcile for different year ends of pooled companies (see Note 2)
 Net income for three months ended December 31, 1997 .....................................
 Cash dividends paid by pooled companies .................................................
 Other cash flows--net ...................................................................
Cash and cash equivalents at beginning of year ...........................................      270,742       125,691
                                                                                            -----------   -----------
Cash and cash equivalents at end of year .................................................  $   243,934   $   270,742
                                                                                            ===========   ===========

                                                                           YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                        1998        1997         1996
                                                                     ---------- ------------ -----------
                                                                                 (RESTATED)   (RESTATED)
                                                                           (AMOUNTS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes .......................................  $  5,492    $  2,914     $10,242
  Cash paid for interest on deposits and other borrowings ..........   123,995     103,506      89,007
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Transfer to available for sale securities ........................   193,493      39,500
  Repossessed automobiles acquired in settlement of loans ..........     6,084      15,452      21,122
  Real estate acquired in settlement of loans ......................     6,982      10,833       4,845
  Decrease in unrealized loss on available-for-sale securities .....     2,172       1,624         917
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Redemption of convertible preferred stock ........................     9,425                   3,980
  Redemption of convertible preferred stock by pooled company ......       796

                 See notes to consolidated financial statements.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Republic Security Financial Corporation (the "Company" or "RSFC") is a commercial bank holding company, the principal business of which is the operation of a commercial bank through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a state chartered commercial bank. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank System ("FHLB"). Its deposits are insured by the FDIC up to applicable limits. The Bank has 94 full service branches, (67 traditional branches and 27 in-store supermarket branches) of which 46 are located in Palm Beach county, 25 in Broward county, 11 in Dade county, 4 in Lee county, 2 in Martin and Marion counties and one each in Orange, Alachua, Hillsborough, and St Lucie counties. The Bank's main business activities are attracting deposits, originating loans, making investments and servicing loans for the Bank and for others.

     In preparing the consolidated financial statements in conformity with general accepted accounting principles, management is required to make use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, and have been retroactively restated to include the accounts and results of operations of First Palm Beach Bancorp, Inc. ("FPBB"), Unifirst FSB ("Unifirst"), County Financial Corporation ("CFC") and Family Bank ("Family") which mergers, accounted for as poolings of interests, were consummated on October 29, 1998, July 2, 1998, December 2, 1997 and June 30, 1997, respectively (See Note 2). The statement of financial condition of RSFC as of December 1997 is combined with the statements of financial condition of FPBB and Unifirst as of September 30, 1997. The statements of operations of RSFC for the years ended December 31, 1997 and 1996 are combined with the statements of operations of FPBB and Unifirst for the years ended September 30, 1997 and 1996, respectively.

     Due to the difference in year end reporting periods, the net income for the three months ended December 31, 1997, for FPBB and Unifirst, appears as an adjustment in the consolidated statement of shareholders' equity.

     The following is a summary of the significant accounting policies:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Republic Security Financial Corporation and its wholly-owned subsidiary, Republic Security Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits in other financial institutions. Assets of $38.6 million and liabilities of $36.3 million were acquired in connection with the purchase of Newberry Bank on December 11, 1998. In addition, the Bank acquired assets of $28.9 million and liabilities of $19.3 million related to the branches purchased. Assets of approximately $62.0 million were acquired and approximately $57.0 million of liabilities were assumed related to the merger of Banyan Bank during the year ended December 31, 1996 (see Note 2). Redemption of the Company's

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

7% cumulative convertible preferred stock, Series "C" resulted in the issuance of 1,463,347 shares of the Company's common stock in exchange for 944,094 shares of the Series "C" preferred stock during the year ended December 31, 1998. In addition, a pooled company (Unifirst) redeemed 111,660 shares of preferred stock in exchange for 111,660 shares of common stock during the year ended December 31, 1998. As a result of the redemption of the Company's 7.5% cumulative convertible preferred stock, Series "A", 982,995 shares of the Company's common stock were issued in exchange for 398,000 shares of the Series "A" preferred stock during the year ended December 31, 1996.

INVESTMENTS

     Management determines the appropriate classification of debt and equity securities at the time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Securities classified as available-for-sale are to be held for indefinite periods of time and may be sold in response to movements in market interest rates, changes in the maturity mix of bank assets and liabilities or demand on liquidity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on these securities are excluded from earnings and are reported as a component of other comprehensive income, net of income taxes.

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

     Interest on loans is accrued as earned. Amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the lives of the related loans. The Bank defers substantially all loan fees and direct costs associated with loan originations. Deferred loan fees and costs are amortized as a yield adjustment over the lives of the loans.

     The Bank services virtually all of its loan portfolio. As of December 31, 1998, the Bank was also servicing $411.8 million in mortgage loans and mortgage loan participations for other lenders. The Bank services both loans and loan participations it has sold to others, as well as loans pursuant to the purchase of servicing rights.

NON-ACCRUAL LOANS

     Generally, loans contractually past due 90 days or more are placed on non-accrual and any previously accrued and unpaid interest is charged against interest income. Loans remain on non-accrual status until the obligation is brought current and has performed in accordance with its contractual terms for a reasonable period of time. In addition, accrual of interest on loans less than 90 days past due is discontinued when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Interest income, at the effective rate of the loan, is recognized when cash is received on impaired loans.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

ADVERTISING

     Advertising expenses are recognized as they are incurred.

PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets ranging from five to twelve years for furniture and equipment and twenty five years for office buildings. Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated useful lives of the assets. Repairs and maintenance costs are charged to expense as incurred and gains or losses on disposals are credited or charged to earnings.

OTHER REAL ESTATE OWNED

     A loan is classified as foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Property acquired by foreclosure, or deed in lieu of foreclosure, is recorded at the estimated fair value less estimated disposal costs at the time of foreclosure. Costs related to the development and improvement of the property are capitalized, if recoverable, whereas costs related to maintaining the property, net of income received, are charged to other real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in other real estate owned expense in the consolidated statements of operations.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The Bank follows the practice of reducing the carrying value of individual properties in other real estate owned for any amounts in excess of the fair value of properties less estimated disposal costs. The amount the Bank will ultimately recover from other real estate owned could differ from the amounts used in determining the carrying value of the property due to future market factors beyond the Bank's control. For the years ended December 31, 1998, 1997 and 1996, provisions for other real estate losses in the amounts of $437,800, $1.8 million and $978,000, respectively, were recorded and included in other real estate owned expense in the consolidated statements of operations.

GOODWILL

     The Company assesses long lived assets and related goodwill for impairment under FASB Statement No. 121. "ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF" and APB Opinion No. 17. "INTANGIBLE ASSETS". Accordingly, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company amortizes goodwill over 7 to 15 years using the straight-line method. Accumulated amortization totaled $2.6 million and $1.6 million at December 31, 1998 and 1997, respectively.

MERGER RELATED EXPENSES

     The Company records transaction-related expenses in conjunction with its major business combinations. Transaction-related expenses are comprised of three major categories: employee severance costs, the write down of duplicate or excess premises and equipment, and other incremental expenses related to effecting a business combination.

     The Company recognizes a liability for the cost of employee termination benefits that are provided to involuntarily terminated employees, if all of the following conditions exist: (i) management has the appropriate level of authority to involuntarily terminate employees, (ii) management approves and commits the enterprise to the plan of termination, (iii) management establishes the benefits that current employees will receive upon termination, (iv) the benefit arrangement has been communicated to employees, (v) the communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated, (vi) the plan of termination specifically identifies the number of employees to be terminated, their job classifications or functions, and their locations, and (vii) the period of time to complete the plan of termination indicates that significant changes to the plan of termination are not likely.

     Upon consummation of a business combination, the Company specifically identifies duplicate or excess facilities in the combined operations. Duplicate or excess facilities fall into two categories: facilities owned by the Company and facilities leased by the Company. Duplicate or excess facilities owned by the Company are recorded at the lower of cost or fair value. The loss estimated and recorded while these facilities remain in service does not include the portion of the cost that is properly allocable to anticipated future service of the facility. Depreciation is recorded on these facilities while they remain in service. The loss estimated and recorded on leased duplicate or excess facilities represents either costs to be incurred by the Company under contractual obligations or represents penalties that will be incurred to cancel the contractual obligations. Lease payments made on these facilities while they remain in service are included in occupancy and equipment expense and are not included in transaction-related expenses.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

     The other incremental expenses related to effecting a business combination consist of both period costs and accrued contract exit fees for duplicate services provided. The period costs include actual fees of professional services firms (legal, underwriting, accounting, etc.) that were incurred in conjunction with the combination, and one-time, nonrecurring incremental costs associated with combining the entities which are being expensed as incurred. The liability for contract exit fees for duplicate services provided is recognized when Company management makes the decision to terminate such contracts (See Note 2).

INCOME PER COMMON SHARE

     Basic and diluted earnings per share is calculated in accordance with FASB Statement No. 128, "EARNINGS PER SHARE". All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of Statement No. 128.

STOCK BASED COMPENSATION

     The Company grants stock options for a fixed number of shares to employees and directors with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25) and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RECLASSIFICATION

     Certain amounts presented in the consolidated financial statements for prior periods have been reclassified for comparative purposes.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "REPORTING COMPREHENSIVE INCOME" (SFAS No. 130) which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. During 1998, the Company adopted the requirements of SFAS No. 130. The adoption of SFAS No. 130 did not have a material impact on the financial condition, operations or cash flows of the Company.

     The Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS No. 131) in 1997. SFAS

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

No. 131 establishes standards for public companies to report information about operating segments in annual financial statements and interim financial reports to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is organized based on the geographic areas in which it conducts business. Since these operating segments are all located in South Florida and meet the criteria for aggregation contained in SFAS 131, information is not presented for each segment.

     In June 1998, the FASB issued SFAS No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which is effective for fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. This statement amends SFAS No. 52 "FOREIGN CURRENCY TRANSLATION", and supersedes SFAS No. 80 "ACCOUNTING FOR FUTURE CONTRACTS", No. 105 "DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK", No. 107 "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS", and No. 119 "DISCLOSURE ABOUT DERIVATIVE FINANCIAL INSTRUMENTS". The Company plans to adopt SFAS No. 133 in fiscal 2000; however, the impact of the adoption of this statement will not have a material impact on the financial condition, operations or cash flows of the Company.

2. MERGERS, BRANCH ACQUISITIONS AND POTENTIAL MERGERS

     On December 11, 1998 RSFC acquired Newberry Bank ("Newberry"), a Florida state commercial bank headquartered in Newberry, Florida. Newberry had $38.9 million in assets, $28.7 million in net loans and $34.8 million in deposits. The purchase price totaled approximately $5.1 million and was paid in the form of cash. The transaction was accounted for as a purchase business combination. All outstanding shares of common stock were purchased and approximately $3 million in goodwill was recorded. Operations of Newberry are included since the date of acquisition.

     On November 20, 1998 RSFC acquired the Florida branch offices of Household Bank, FSB ("Household"), a wholly owned subsidiary of Household International, Inc. The Bank acquired a total of $28.3 million in net loans and $19 million in deposits. The Bank paid a purchase price equal to 4% of the total outstanding deposit balance at the closing date. The transaction was accounted for as a purchase and approximately $1.0 million was recorded in deposit intangibles which is being amortized over seven years using the straight-line method.

     On October 29, 1998, RSFC acquired FPBB, which was merged into RSFC. RSFC issued 21,731,248 shares of its common stock in exchange for all of the outstanding common stock of FPBB. The business combination was accounted for as a pooling of interests and resulted in RSFC acquiring assets of approximately $1.8 billion, including total loans of $1.1 billion, total deposits of $1.3 billion and equity of $128 million. All information herein has been retroactively restated to include the accounts and results of operations of FPBB. Non-recurring merger related costs and one-time charges recorded in connection with the merger of FPBB totaled approximately $19.5 million for the year ended December 31, 1998. These costs consisted primarily of $6.0 million in professional fees, $4.0 million in fixed asset write-downs related to duplicate and excess premises, $7.1 million in employee severance payments and stay bonuses associated with employees engaged in activities that will be exited, $1.0 million in costs associated with branch consolidations and $1.4 million in other expenses

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS, BRANCH ACQUISITIONS AND POTENTIAL MERGERS--(CONTINUED)

related to the transaction. In addition, a $4.0 million adjustment to the allowance for loan losses was recorded to conform FPBB's accounting and credit policies regarding loan valuation to those of the Bank's. This adjustment is included as a component of the provision for loan losses. Approximately 118 positions were or are expected to be eliminated due to duplication. At December 31, 1998, the Bank had $5.8 million remaining in accrued merger expenses.

     On September 14, 1998 RSFC entered into a definitive agreement with Northside Bank of Tampa ("Northside") whereby Northside, headquartered in Tampa, Florida merged into the Bank, in a stock-for-stock transaction accounted for as a pooling-of-interests. At December 31, 1998 Northside had assets of $66.6 million, net loans of $36.9 million, deposits of $56.9 million and total equity of $8.9 million. Under the terms of the agreement, shareholders of Northside received 3.64 shares of RSFC's common stock for each share of Northside common stock on February 26, 1999. RSFC issued approximately 2.5 million shares of its common stock for all of the outstanding shares of Northside. The transaction received shareholder approval from Northside and was closed on February 26, 1999.

     On July 2, 1998, RSFC acquired Unifirst, a federally chartered savings bank headquartered in Hollywood, Florida. Upon consummation of the merger, Unifirst was merged into the Bank. Unifirst had two branch locations in Broward County, Florida. RSFC issued 1.2 million shares of its common stock in exchange for all outstanding common stock of Unifirst. The business combination was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $141.9 million, liabilities of $132.7 million and equity of $9.2 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Unifirst.

     Non-recurring costs of approximately $2.1 million were recorded in connection with the merger of Unifirst for the year ended December 31, 1998. These costs consist primarily of electronic data processing and personnel costs to combine the operations, employee severance payments, employment contract buyouts and professional fees. In addition, management recorded an adjustment of approximately $1.2 million to the allowance for loan losses to conform Unifirst's accounting and credit policies regarding loan valuations to those of the Bank. This adjustment is a component of the provision for loan losses.

     On December 2, 1997, the Company acquired CFC, a commercial bank holding company headquartered in North Miami Beach, Florida. CFC's wholly-owned banking subsidiary, County National Bank of South Florida ("County") was merged into the Bank on December 2, 1997. County had 14 branch locations in Northern Dade, Broward and Palm Beach counties. RSFC issued 6.2 million shares of its common stock in exchange for all of the outstanding common stock and stock options of CFC. The business combination was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. All information contained herein has been retroactively restated to include the accounts and results of operations of CFC.

     On June 30, 1997, the Company acquired Family, a commercial bank headquartered in Hallandale, Florida, with seven branch locations in Broward County, Florida. Family was merged into the Bank on June 30, 1997. RSFC issued
8.3 million shares of its common stock in exchange for all outstanding common stock of Family. The business combination was accounted for as a pooling-of-interests and resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Family Bank.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS, BRANCH ACQUISITIONS AND POTENTIAL MERGERS--(CONTINUED)

     For the year ended December 31, 1997, non-recurring merger expenses included in operating expenses in the consolidated statements of operations of $9.3 million consists of severance charges, charges associated with the disposal of certain duplicate assets, professional fees, OREO writedowns and other fees and expenses related to the mergers with Family and CFC. In addition, merger related provisions for loan losses to conform Family and County's accounting and credit policies regarding loan valuation to those of the Bank amounted to $650,000.

     The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated statements of operations are summarized below.

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                   1998           1997           1996
                                              -------------   ------------   ------------
                                                            (IN THOUSANDS)
   INTEREST INCOME AND NON-INTEREST INCOME:
    RSFC ..................................     $ 121,726       $ 48,419       $ 29,480
    Family(1) .............................                       10,770         19,690
    CFC(1) ................................                       16,494         20,995
    Unifirst(2) ...........................         5,039         10,940         10,686
    FPBB(3) ...............................       103,160        125,931        113,601
                                                ---------       --------       --------
    Combined ..............................     $ 229,925       $212,554       $194,452
                                                =========       ========       ========
   NET (LOSS) INCOME:
    RSFC(4) ...............................     $ (15,293)      $ (3,727)      $  2,400
    Family(1) .............................                        2,541          4,440
    CFC(1) ................................                        2,992            924
    Unifirst(2) ...........................           367            295           (917)
    FPBB(3) ...............................         3,267          9,356            549
                                                ---------       --------       --------
    Combined ..............................     $ (11,659)      $ 11,457       $  7,396
                                                =========       ========       ========

----------------
(1) The amount reported for Family for the year ended December 31, 1997 represents the results for the six months ended June 30, 1997 prior to the merger. The amount reported for CFC for the year ended December 31, 1997 represents the results for the nine months of earnings realized prior to the merger.

(2) The amounts reported for Unifirst, included in the year ended December 31, 1998 represents the results for the six months ended June 30, 1998, prior to the merger. The years ended December 31, 1997 and 1996, represent the results for the twelve months ended September 30, 1997 and 1996, respectively.

(3) The amounts reported for FPBB, included in the year ended December 31, 1998 represents the results for the nine months ended September 30, 1998, prior to the merger. The years ended December 31, 1997 and 1996, represent the results of the twelve months ended September 30, 1997 and 1996, respectively.

(4) The years ended December 31, 1998 and 1997 include the merger related and one-time expenses of $22.6 million, net of taxes and $6.5 million, net of taxes, respectively, related to the Unifirst, FPBB, CFC and Family acquisitions.

     Securities held by Family with a book value of approximately $39.4 million and a market value of approximately $39.5 million at June 30, 1997 were transferred as of the date of acquisition from held to maturity to available-for-sale to maintain RSFC's existing interest rate risk position for the combined company.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS, BRANCH ACQUISITIONS AND POTENTIAL MERGERS--(CONTINUED)

     Due to the difference in year end reporting periods, the net income for the three months ended December 31, 1997, for FPBB and Unifirst, appears as an adjustment in the consolidated statement of shareholders' equity, and consists of the following:

                             THREE MONTHS
                                ENDED
                             DECEMBER 31,
                                 1997
                           ---------------
                            (IN THOUSANDS)
   REVENUES:
    Unifirst ...........       $ 2,726
    FPBB ...............        35,870
                               -------
    Combined ...........       $38,596
   EXPENSES:
    Unifirst ...........         2,509
    FPBB ...............        33,556
                               -------
    Combined ...........       $36,065
                               -------
    Net Income .........       $ 2,531
                               =======

3. INVESTMENTS

     The following is a summary of available-for-sale and held to maturity securities at December 31, 1998, 1997, and 1996:

AVAILABLE-FOR-SALE

                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED      MARKET
                                                         COST          GAINS         LOSSES         VALUE
                                                     -----------   ------------   ------------   ----------
                                                                         (IN THOUSANDS)
   U.S. Government and agency securities .........    $ 13,701        $  167                      $ 13,868
   Corporate and other debt securities ...........     151,324           336         $1,253        150,407
   Mortgage-backed securities ....................     495,138         4,040          1,426        497,752
   Other securities ..............................      59,991           912             17         60,886
                                                      --------        ------         ------       --------
   Total at December 31, 1998 ....................    $720,154        $5,455         $2,696       $722,913
                                                      ========        ======         ======       ========
   U.S. Government and agency securities .........    $ 82,400        $  370         $   87       $ 82,683
   Corporate and other debt securities ...........      38,102           500             69         38,533
   Mortgage-backed securities ....................     273,324         1,115          2,728        271,711
   Other securities ..............................       4,593            38                         4,631
                                                      --------        ------         ------       --------
   Total at December 31, 1997, restated ..........    $398,419        $2,023         $2,884       $397,558
                                                      ========        ======         ======       ========
   U.S. Government and agency securities .........    $ 78,684        $  343         $  213       $ 78,814
   Corporate and other debt securities ...........       3,543                                       3,543
   Mortgage-backed securities ....................     169,733           238          3,888        166,083
   Other securities ..............................         200                                         200
                                                      --------        ------         ------       --------
   Total at December 31, 1996, restated ..........    $252,160        $  581         $4,101       $248,640
                                                      ========        ======         ======       ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

3. INVESTMENTS--(CONTINUED)

HELD TO MATURITY

                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                                         COST          GAINS         LOSSES         VALUE
                                                     -----------   ------------   ------------   -----------
                                                                         (IN THOUSANDS)
   U.S. Government and agency securities .........    $  5,519        $   59                      $  5,578
   Other securities ..............................         844                                         844
                                                      --------        ------          ----        --------
   Total at December 31, 1998 ....................    $  6,363        $   59                      $  6,422
                                                      ========        ======          ====        ========
   U.S. Government and agency securities .........    $ 24,499        $  192          $  8        $ 24,683
   Mortgage-backed securities ....................     213,303         3,274           236         216,341
   Other securities ..............................         766                                         766
                                                      --------        ------          ----        --------
   Total at December 31, 1997, restated ..........    $238,568        $3,466          $244        $241,790
                                                      ========        ======          ====        ========
   U.S. Government and agency securities .........    $ 31,882        $  209          $ 71        $ 32,020
   State and municipal securities ................      16,818           112            32          16,898
   Mortgage-backed securities ....................     130,006         1,840           724         131,122
   Other securities ..............................         500                                         500
                                                      --------        ------          ----        --------
   Total at December 31, 1996, restated ..........    $179,206        $2,161          $827        $180,540
                                                      ========        ======          ====        ========

     The amortized cost and estimated market value of all investments held to maturity at December 31, 1998 by contractual maturity are shown below:

HELD TO MATURITY

                                                     WEIGHTED       AMORTIZED      MARKET
                                                   AVERAGE RATE        COST        VALUE
                                                  --------------   -----------   ---------
                                                               (IN THOUSANDS)
   Due in 1 year or less ......................         4.76%         $3,569      $3,591
   Due after 1 through 5 years ................         5.03%          2,519       2,556
   Due after 5 years through 10 years .........         7.44%            275         275
                                                        ----          ------      ------
   Total ......................................         4.98%         $6,363      $6,422
                                                        ====          ======      ======

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

3. INVESTMENTS--(CONTINUED)

     The amortized cost and estimated market value of all investments available-for-sale at December 31, 1998 by contractual maturity are shown below:

AVAILABLE-FOR-SALE

                                                     WEIGHTED       AMORTIZED      MARKET
                                                   AVERAGE RATE        COST         VALUE
                                                  --------------   -----------   ----------
                                                               (IN THOUSANDS)
   Due in 1 year or less ......................         4.73%       $ 11,083      $ 11,167
   Due after 1 through 5 years ................         4.28%         21,572        22,110
   Due after 5 years through 10 years .........         6.56%         47,998        47,473
   Due after 10 years .........................         6.01%        127,265       127,313
                                                        ----        --------      --------
                                                                     207,918       208,063
                                                        ----        --------      --------
   Equity securities ..........................         5.26%         17,098        17,098
   Mortgage-backed securities .................         6.16%        495,138       497,752
                                                        ----        --------      --------
   Total at December 31, 1998 .................         6.06%       $720,154      $722,913
                                                        ====        ========      ========

     Actual maturities may differ from those presented in the tables due to prepayments of the underlying assets or call features built into the investment.

     During the quarter ended June 30, 1998, First Bank of Florida ("First Bank"), FPBB's wholly owned subsidiary, transferred $193 million of securities held to maturity to available-for-sale. The transfer of these investments was based on management's decision to create future liquidity and allow for more flexibility in the portfolio.

     At December 31, 1998 and 1997 securities with a book value of approximately $94.5 million and $113.0 million, respectively, were pledged to collateralize Federal Home Loan Bank advances, repurchase agreements, public deposits and other items.

     Gross realized gains on securities available-for-sale amounted to $3.7 million, $1.5 million, and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Gross realized losses on securities available-for-sale amounted to $31,000, $220,000 and $603,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

     Gross realized gains on trading securities amounted to $234,000, $316,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively. Gross realized losses on trading securities amounted to $737,000, $22,000 and $0 for the years ended December 31, 1998, 1997 and 1996, respectively.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

4. LOANS RECEIVABLE--NET

     Loans receivable--net is summarized as follows:

                                                        DECEMBER 31,     DECEMBER 31,
                                                            1998             1997
                                                       --------------   -------------
                                                                          (RESTATED)
                                                               (IN THOUSANDS)
   Residential mortgage ............................     $1,143,803      $1,111,372
   Commercial mortgage .............................        398,933         334,019
   Real estate construction ........................        113,662         187,593
   Installment loans to individuals ................        256,707         245,405
   Commercial and financial ........................        114,170          76,945
                                                         ----------      ----------
     Total loans ...................................      2,027,275       1,955,334
                                                         ----------      ----------
   Deferred loan fees ..............................          3,627           6,698
   Undisbursed portion of loans-in-process .........        (45,559)        (75,261)
   Allowance for loan losses .......................        (26,043)        (13,146)
                                                         ----------      ----------
   Loans receivable--net ...........................     $1,959,300      $1,873,625
                                                         ==========      ==========

5. NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

     At December 31, 1998 and 1997, the Bank had $13.4 million and $14.7 million, respectively, in non-performing loans. Interest income not recognized on non-performing loans was $779,000, $1.2 million and $1.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     At December 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $4.7 million and $3.2 million, respectively. The related allowance for credit losses for such loans was $1.0 million and $903,000 at December 31, 1998 and 1997, respectively. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $4.1 million and $10.0 million, respectively. For the years ended December 31, 1998, 1997 and 1996, the Company recognized $202,000, $1.3 million and $492,000, respectively, in interest income on impaired loans.

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

     During 1995 and continuing in 1996, FPBB (a pooled company) became active in the indirect automobile lending market. Gross charge-offs in 1998 and 1997 primarily reflect the losses associated with this portfolio. The FPBB lending activity in this portfolio ceased in September 1996 and the indirect loans associated with the pooled company loan balance fell from $159 million at September 30, 1997 to $40.6 million at December 31, 1998.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

5. NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES--(CONTINUED)

     An analysis of changes in the allowance for loan losses is summarized as follows:

                                             YEAR ENDED       YEAR ENDED       YEAR ENDED
                                            DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                1998             1997             1996
                                           --------------   --------------   -------------
                                                              (RESTATED)       (RESTATED)
                                                           (IN THOUSANDS)
   Beginning balance ...................     $  13,146        $  19,515        $  10,073
   Net change in allowance for the three
    months ended December 31, 1997, for
    pooled company .....................          (885)
   Reserves acquired in connection with
    purchase business combination and
    branch purchases ...................         1,211                             2,627
   Provision for losses ................        22,794            5,048           16,724
   Recoveries ..........................           850            2,943              888
   Charge-offs .........................       (11,073)         (14,360)         (10,797)
                                             ---------        ---------        ---------
   Ending balance ......................     $  26,043        $  13,146        $  19,515
                                             =========        =========        =========

6. CASH AND AMOUNTS DUE FROM DEPOSITORY INSTITUTIONS

     The Bank is required to maintain a non interest-bearing reserve balance with the Federal Reserve Bank. The average reserve balance requirement was approximately $8.3 million for the year ended December 31, 1998.

7. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1998             1997
                                                              --------------   -------------
                                                                                 (RESTATED)
                                                                      (IN THOUSANDS)
   Land and buildings .....................................       $40,771         $41,576
   Furniture and equipment ................................        19,670          31,221
   Leasehold improvements .................................         7,984           6,038
                                                                  -------         -------
   Total ..................................................        68,425          78,835
   Less accumulated depreciation and amortization .........        17,417          27,077
                                                                  -------         -------
   Property and equipment--net ............................       $51,008         $51,758
                                                                  =======         =======

     Rent expense for the years ended December 31, 1998, 1997 and 1996 was $4.5 million, $3.8 million and $3.2 million, respectively, and is included in occupancy and equipment expense on the consolidated statements of operations. (See Note 15 for rent expense paid to related parties).

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

8. DEPOSITS

     Components of deposits were as follows:

                                              DECEMBER 31,     DECEMBER 31,
                                                  1998             1997
                                             --------------   -------------
                                                                (RESTATED)
                                                     (IN THOUSANDS)
   Non-interest bearing accounts .........     $  271,311      $  215,638
   NOW accounts ..........................        222,415         186,516
   Money market accounts .................        145,307         146,856
   Saving deposits .......................        358,134         247,568
   Time certificates .....................      1,307,688       1,302,703
                                               ----------      ----------
   Total .................................     $2,304,855      $2,099,281
                                               ==========      ==========

     The Bank incurred interest expense on deposits as follows:

                                               YEAR ENDED       YEAR ENDED       YEAR ENDED
                                              DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                  1998             1997             1996
                                             --------------   --------------   -------------
                                                                (RESTATED)       (RESTATED)
                                                             (IN THOUSANDS)
   Savings accounts ......................       $12,345          $ 8,447         $ 6,557
   NOW accounts ..........................         2,587            2,851           3,008
   Money market deposit accounts .........         3,746            3,936           3,976
   Certificate accounts ..................        73,959           71,369          62,690
                                                 -------          -------         -------
   Total .................................       $92,637          $86,603         $76,231
                                                 =======          =======         =======

     The amounts and maturities of certificate accounts at December 31, 1998 are as follows:

                                  (IN THOUSANDS)
   Within 12 months ..........      $1,049,196
   12 to 24 months ...........         146,702
   24 to 36 months ...........          52,335
   36 to 48 months ...........          22,331
   Over 48 months ............          37,124
                                    ----------
   Total .....................      $1,307,688
                                    ==========

     The amounts and scheduled maturities of certificate accounts in the amount of $100,000 or more at December 31, 1998 are as follows:

                                 (IN THOUSANDS)
   Within 3 months ..........       $ 64,625
   3 to 6 months ............         49,324
   6 to 12 months ...........         55,077
   Over 12 months ...........         57,453
                                    --------
   Total ....................       $226,479
                                    ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

9. BORROWED MONEY

     The Bank has entered into an agreement with the Federal Home Loan Bank which enables the Bank to obtain advances that are collateralized by FHLB stock and residential mortgage loans. In accordance with the agreement, the Bank has pledged, as collateral, residential mortgage loans with principal balances of approximately $388.9 million and $604.2 million at December 31, 1998 and 1997, respectively. In 1997, FPBB had a blanket floating lien that required the Bank to maintain mortgage loans pledged as collateral in an amount equal to the advances, when discounted at 65% of the unpaid principal balance. This floating lien was not in effect at December 31, 1998. Mortgage-backed securities of $57.4 million and $23.5 million were pledged as collateral at December 31, 1998 and 1997, respectively. Based on the current pledged amount, the Bank's borrowing limit is approximately $600.0 million with a remaining borrowing capacity of $190.7 million at December 31, 1998. The Bank also has the ability to draw on existing lines-of-credit with two commercial banks for an aggregate amount of $14.0 million. No amounts were drawn on these lines at December 31, 1998 and 1997. At December 31, 1998, outstanding advances from the Federal Home Loan Bank consisted of the following:

                        WEIGHTED       DECEMBER 31,
                      AVERAGE RATE         1998
                     --------------   -------------
                             (IN THOUSANDS)
   MATURE DURING:
   1999 ..........         5.46%         $162,000
   2000 ..........         6.12%           51,280
   2001 ..........         5.54%           50,345
   2002 ..........         5.69%           70,000
   2003 ..........         6.45%              714
   2008 ..........         4.83%           75,000
                           ----          --------
   Total .........         5.47%         $409,339
                           ====          ========

     During 1999 and each quarter thereafter, the FHLB has the option to convert $70.0 million in fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. During 2003 and each quarter thereafter, the FHLB has the option to convert $25.0 million of fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. If the FHLB elects to convert the advances, then the Bank will have the option to terminate the advances without a prepayment fee. During July, 1999, $50.0 million in fixed rate advances are callable by the FHLB, and quarterly thereafter.

     Notes payable included in other borrowings consists of capital notes in the amount of $380,000 at December 31, 1998 and 1997, bearing interest at 9% per annum, payable semi-annually and a mortgage payable of $650,000 and $750,000 at December 31, 1998 and 1997, respectively, bearing interest at 10% per annum, principal and interest payable quarterly. The capital notes become due and payable on January 1, 2004 and are subordinate to existing and future indebtedness of the Bank. The mortgage is collateralized by Bank property and matures in April 2005.

     The Bank enters into short term sales of securities under agreements to repurchase. Variable rate and fixed rate reverse repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as liabilities in the consolidated statements of financial condition at December 31, 1998 and 1997. Securities sold under agreements to repurchase are collateralized by U.S. Government Treasury notes and U.S. Government agency notes with an

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

9. BORROWED MONEY--(CONTINUED)

aggregate carrying value of $12.2 million, accrued interest of $164,000, and a market value of $13.3 million at December 31, 1998. All agreements are primarily overnight obligations and have a weighted interest rate of 3.88% at December 31, 1998. All securities underlying agreements are held by an independent safekeeping agent and all agreements are to repurchase the same securities. Securities sold under agreements to repurchase averaged $11.4 million and $27.0 million during the years ended December 31, 1998 and 1997, respectively. The maximum amount outstanding at any month-end during the year ended December 31, 1998 and 1997 was $29.4 million and $45.5 million, respectively.

10. SENIOR DEBENTURES

     On June 30, 1997, FPBB (a pooled company) issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. Issuance costs related to the Senior Debentures were $1.2 million and are being amortized over the life of the debt using the interest method. As of December 31, 1998 the outstanding balance was $27.5 million, net of unamortized issuance costs, reflecting the Company's purchase of $6.5 million of the debentures during 1998. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year commencing December 31, 1997. The Senior Debentures may not be redeemed prior to maturity. The indenture entered into by FPBB in connection with the Senior Debentures includes certain covenants which, among other things, limit the disposition of voting stock of the Bank, limit the ability to become liable on certain forms of indebtedness, provide for consolidated net worth requirements, provide that the Company shall not allow the Bank to be classified as other than "Well Capitalized" and restrict dividend or other distributions and stock repurchases. The net proceeds of the debenture issue were used for general corporate purposes.

11. SHAREHOLDERS' EQUITY

     The Company's ability to pay cash dividends on its Common Stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $9.0 million at December 31, 1998. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year-to-date net income plus net profits for the preceding two years. With the approval of the Florida Department of Banking and Finance (the "Department"), the Bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but, first, 20% of the net profits for the preceding period, as is covered by the dividend, must be transferred to the surplus fund of the Bank until the fund is at least equal to the amount of the Bank's common stock then issued and outstanding. In addition, the Bank shall not declare any dividend if its net income from the current year, combined with the retained net income for the preceding two years, is a loss or if the dividend would cause the capital account of the Bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency. The Bank paid $6.9 million and $5.7 million in dividends to the Company during the years ended December 31, 1998 and 1997, respectively. The Bank has been granted approval by the Department to issue the regular quarterly dividend in the first quarter of 1999.

     In November 1995, the Company issued 2,070,000 and 1,035,000 shares of Common and non-voting Series C Preferred Stock, respectively. Each share of Series C Preferred Stock could be converted at any time, at the option of the holder, into 1.55 shares of the Company's Common Stock

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY--(CONTINUED)

at a conversion price of $6.45 per common share. The Series C Preferred Stock had a dividend rate of 7.0% on its stated value of $10.00 per share. The Series C Preferred Stock could be redeemed at the Company's option any time after November 30, 1999 at a redemption price ranging from $10.00 per share to $10.42 per share, subject to certain events. The Series C Preferred Stock could also be redeemed by the Company prior to November 30, 1999 if the Common Stock had a closing bid price which was at least 140% of the conversion price for 20 consecutive trading days prior to the date of the notice of redemption.

     On March 9, 1998, RSFC called the 7% Cumulative Convertible Preferred Stock series C for redemption on April 30, 1998 ("Redemption Date"). The Series C Preferred Stock became payable and ceased to accrue dividends on the Redemption Date. Upon surrender of the Series C Preferred Stock certificate for redemption, the holder received the redemption price of $10.00 per share, or alternatively, received 1.55 shares of RSFC's Common Stock for each share of Series C Preferred Stock. In connection with the redemption, 1,463,347 shares of RSFC's Common Stock were issued for the redemption of the Series C Preferred Stock.

     On July 1, 1998, Unifirst (a pooled company) called 109,750 shares of Series A 7% Non-Cumulative Convertible Redeemable Preferred Stock, par value $.01, at a price of $7.25 per share. These Non-Cumulative Convertible Redeemable Preferred shares were converted into shares of common stock at the option of the Board of Directors immediately prior to the date of the transaction, as defined (sale or merger of the Bank).

     On June 21, 1996, the Company called its 7.5% Cumulative Convertible Preferred Stock Series A (the "Preferred Stock") for redemption on July 26, 1996 ("Redemption Date"). The Preferred Stock became payable and ceased to accrue dividends on that date, and upon surrender of the stock certificates for redemption, the holders received the redemption price of $10 per share, or alternatively, the holders surrendered each of their shares of Preferred Stock for conversion into 2.47 shares of the Company's Common Stock. In connection with the redemption, 982,995 shares of the Company's Common Stock were issued.

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

12. STOCK OPTION AND OTHER INCENTIVE PLANS

     The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25) and related interpretations because the Company believes the alternative fair value accounting provided for under FASB Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION AND OTHER INCENTIVE PLANS--(CONTINUED)

     The Company's 1997 Performance Incentive Plan (the "Plan") authorizes the issuance of stock options, restricted stock, stock appreciation rights ("SARS"), performance units, performance shares, phantom stock and dividend equivalents to all directors, officers and employees of the Company and the Bank for up to 5,000,000 shares of the Company's common stock. The term of any options or SARS may not exceed ten years from the date of grant. The vesting and exercise terms will be determined by the committee administering the Plan.

     Stock options under all plans are generally exercisable on a phased-in schedule over three years, depending upon the date of grant, and expire ten years from the grant date. At December 31, 1998, options to purchase 1,664,107 shares, with a weighted average exercise price of $4.63, were fully exercisable.

     A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                                                         TOTAL WEIGHTED
                                                       TOTAL NUMBER     AVERAGE EXERCISE
                                                        OF OPTIONS      PRICE PER SHARE
                                                      --------------   -----------------
   BALANCE DECEMBER 31, 1995 AS RESTATED ..........      2,765,906          $ 2.44
   Granted ........................................        316,788            4.14
   Exercised ......................................       (145,674)           2.14
   Expired ........................................        (15,091)           6.14
   Forfeited ......................................         (9,880)           2.08
                                                         ---------          ------
   BALANCE DECEMBER 31, 1996, AS RESTATED .........      2,912,049            2.62
   Granted ........................................      1,560,868            7.76
   Exercised(1) ...................................     (1,236,362)           2.26
   Expired ........................................        (16,414)           5.70
   Forfeited ......................................        (25,000)          10.38
                                                        ----------          ------
   BALANCE DECEMBER 31, 1997, AS RESTATED .........      3,195,141            5.20
   Granted ........................................      1,431,362            9.24
   Exercised(2) ...................................     (1,051,419)           4.09
   Expired ........................................        (67,104)           6.65
   Forfeited ......................................        (65,247)           9.47
                                                        ----------          ------
   BALANCE DECEMBER 31, 1998 ......................      3,442,733          $ 7.04
                                                        ==========          ======

----------------
(1) Includes 23,780 options that were included in the shares issued in the conversion of a pooling of interest transaction.
(2) 210,538 options exercised in 1998 were exercised as limited rights and resulted in the issuance of 83,644 shares.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION AND OTHER INCENTIVE PLANS--(CONTINUED)

     The following schedule reflects the range of option prices and their related weighted average contractual maturities as of December 31, 1998:

 RANGE OF                      WEIGHTED AVERAGE REMAINING     TOTAL NUMBER
OPTION PRICES                       CONTRACTUAL LIFE           OF OPTIONS
---------------------------   ----------------------------   -------------
   $1.14 - $1.65 ..........            64 months                  64,350
   $2.08 - $2.50 ..........            57 months                 692,668
   $3.33 - $4.80 ..........            74 months                  73,440
   $5.47 - $7.92 ..........            98 months                 781,228
   $8.98 - $10.38 .........           114 months               1,831,047

     Activity associated with the Company's warrants is as follows:

                                                                WARRANTS
                                                       ---------------------------
   Exercise Price ..................................    $    5.00      $     3.90
   Expiration Date .................................      11/1/00         1/22/96
   BALANCE DECEMBER 31, 1995, AS RESTATED ..........      137,680         299,853
   Issued ..........................................                      (31,727)
   Exercised .......................................                     (268,126)
   Canceled ........................................
                                                        ---------      ----------
   BALANCE DECEMBER 31, 1996, AS RESTATED ..........      137,680
   Expired .........................................
   Exercised .......................................
                                                        ---------      ----------
   BALANCE DECEMBER 31, 1997, AS RESTATED ..........      137,680
   Issued ..........................................
   Exercised .......................................      (27,536)
   Canceled ........................................
                                                        ---------      ----------
   BALANCE DECEMBER 31, 1998 .......................      110,144
                                                        =========      ==========

     The price of all options, warrants and equity contracts issued was equal to the market value of the stock at the time of issuance. Accordingly, no compensation expense was recognized.

     On December 20, 1995, the Company awarded SARs to two executives and to its non-employee directors. The balance, activity, price and vesting/exercisable dates are as follows:

   Base Price ........................    $    5.75      $    8.00
   Vesting/Exercisable Date ..........       1/1/03         1/1/03
   BALANCE DECEMBER 31, 1995 .........      220,000        620,000
   BALANCE DECEMBER 31, 1996 .........      220,000        620,000
   Exercised .........................      (75,000)
                                          ---------      ---------
   BALANCE DECEMBER 31, 1997 .........      145,000        620,000
                                          ---------      ---------
   Exercised .........................      (65,000)       (36,000)
                                          ---------      ---------
   BALANCE DECEMBER 31, 1998 .........       80,000        584,000
                                          =========      =========

     On June 30, 1998, the Company renegotiated and postponed the initial vesting and exercisable dates for the SARs with the exercise price of $5.75 from January 1, 1997 to January 1, 2003, and from

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION AND OTHER INCENTIVE PLANS--(CONTINUED)

January 1, 1998 to January 1, 2003 for the SARs with the exercise price of $8.00. The Company incurred costs of $0.25 per SAR outstanding as of June 30, 1998, as compensation expense for the postponement of SARs vesting and exercise periods.

     All unexercised SARs expire on January 1, 2006. Compensation expense, equal to the difference in the market price of the Company's common stock and the base price of the SARs, is being recognized during the vesting period and is adjusted for changes in the market price. The Company recognized $625,000 and $1.9 million in compensation expense associated with SARs during the years ended December 31, 1998 and 1997, respectively. No compensation expense was recognized for SARs during the year ended December 31, 1996.

     The Company adopted the disclosure-only option under SFAS No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", as of October 1, 1996. The weighted average fair value of the 1.4 million options granted during the year ended December 31, 1998 is $5.61 per share.

     Had compensation for the Company's stock options been determined based on the fair value at the grant date, for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1998, 1997 and 1996 would have reduced to the pro forma amounts indicated below:

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                       1998           1997           1996
                                                  -------------   ------------   -----------
                                                                (IN THOUSANDS)
   NET (LOSS) INCOME APPLICABLE TO COMMON STOCK
   As reported ................................     $ (11,888)      $ 10,693       $ 6,454
   Pro Forma ..................................     $ (13,021)      $  9,505       $ 6,168
   BASIC (LOSS) EARNINGS PER SHARE
   As reported ................................     $   (0.26)      $   0.24       $  0.15
   Pro Forma ..................................     $   (0.28)      $   0.21       $  0.14
   DILUTED (LOSS) EARNINGS PER SHARE
   As reported ................................     $   (0.26)      $   0.23       $  0.15
   Pro Forma ..................................     $   (0.28)      $   0.21       $  0.14

     Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The fair market value of options granted under the Company's stock option plans during the fiscal years ended December 31, 1998 and 1997 was estimated using the Binomial Option Pricing Model with the following assumptions used: dividend yield of 2.00%, expected volatility of 57% for 1998 and 29% for 1997 and a risk-free interest rate of 6.00% for expected lives of 10 years.

     The fair value of options granted under FPBB's stock option plans during the fiscal year ended December 31, 1996 was estimated using the Binomial Option Pricing Model with the following assumptions used: dividend yield of 1.70%, expected volatility of 22%, risk free interest rate of 5.70% for expected lives of 2 years.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION AND OTHER INCENTIVE PLANS--(CONTINUED)

     EMPLOYEE STOCK OWNERSHIP PLAN--FPBB (a pooled company) established an Employee Stock Ownership Plan ("ESOP") for eligible employees in connection with the Conversion of First Federal Savings and Loan of the Palm Beaches from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion") and the formation of the holding company, FPBB. The ESOP borrowed $4.2 million from FPBB and purchased 1.8 million common shares issued in the Conversion of which 400,472 shares were not yet allocated to ESOP participants at December 31, 1997. All shares were allocated as of December 31, 1998. The ESOP allocates shares to participants based on the ESOP debt reduction during the corresponding period. Compensation expense is recognized for the fair value of shares allocated to participants. The dividends on unallocated shares were used to repay the ESOP debt. FPBB made scheduled discretionary cash contributions to the ESOP and as of December 31, 1998, there was no outstanding loan between the Company and the plan, and all outstanding shares were allocated. The plan is expected to be terminated in early 1999. In accordance with generally accepted accounting principles, the unallocated common stock held by the ESOP is shown as a reduction of stockholders' equity. During the fiscal years ended December 31, 1998 , 1997 and 1996, ESOP expenses were $2.8 million, $1.5 million and $1.3 million, respectively, which is included in employee compensation benefits on the accompanying statement of operations.

     RECOGNITION AND RETENTION PLANS--FPBB (a pooled company) established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 887,450 shares of common stock in the Conversion. FPBB contributed $2.1 million to fund the purchase of the RRP shares. Awards generally vest in three annual installments commencing on the first anniversary date of the effective date of the awards. The aggregate purchase price of these shares is amortized as compensation expense as participants become vested. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of stockholder's equity. RRP expense totaled $154,000, $44,000 and $460,000 for the years ended December 31, 1998, 1997 and 1996, respectively. 10,645 shares of FPBB which had not been awarded were not exchanged for the Company stock and were therefore cancelled in the merger effective October 29, 1998. All remaining shares will be vested and distributed by the third quarter of 1999.

13. CAPITAL COMPLIANCE

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1998, the Company and the Bank exceeded all capital adequacy requirements to which they are subject.

     As of December 31, 1998, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

13. CAPITAL COMPLIANCE--(CONTINUED)

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

     The following table shows the actual capital amounts and ratios of the Bank, minimum capital requirements and well capitalized requirements:

                                                                           MINIMUM FOR           MINIMUM FOR
                                                     ACTUAL           CAPITAL ADEQUACY       WELL CAPITALIZED
                                             ---------------------- --------------------- ----------------------
                                                AMOUNT      RATIO        AMOUNT     RATIO        AMOUNT      RATIO
                                             ----------- ----------   ----------- ---------   ----------- ----------
                                                                     (DOLLARS IN THOUSANDS)
   AS OF DECEMBER 31, 1998:
    Total risk based capital ...............  $214,694       11.9%     $144,105       8.0%     $180,132       10.0%
    Tier 1 risk based capital ..............  $191,918       10.7%     $ 72,053       4.0%     $108,079        6.0%
    Leverage capital .......................  $191,918        6.7%     $115,269       4.0%     $144,087        5.0%
   AS OF DECEMBER 31, 1997, AS RESTATED:
    Total risk based capital ...............  $216,843       13.4%     $129,486       8.0%     $161,857       10.0%
    Tier 1 risk based capital ..............  $203,667       12.6%     $ 64,743       4.0%     $ 97,114        6.0%
    Leverage capital .......................  $203,667        7.7%     $103,865       4.0%     $129,831        5.0%

14. COMMITMENTS AND CONTINGENCIES

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

     At December 31, 1998, the Bank had adjustable rate commitments to extend credit and standby letters of credit of approximately $175.7 million excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines-of-credit secured by commercial real estate or other business assets and one-to-four family residential properties.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

14. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Company and its subsidiaries have entered into noncancellable operating leases (See Note 15 for related party transactions) with future minimum lease payments of the following:

                            (IN THOUSANDS)
   1999 ................       $ 4,188
   2000 ................         3,278
   2001 ................         2,489
   2002 ................         2,108
   2003 ................         1,783
   Thereafter ..........         7,953
                               -------
                               $21,799
                               =======

     Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Bank subleases portions of the leased space. Future minimum lease payments to be received by the Bank amount to $600,000, $150,000 and $7,000 in 1999, 2000 and 2001, respectively.

     The Bank has a non-qualified unfunded retirement plan for three present executives and one former executive of the Bank. Pension costs, consisting of service costs and interest costs, amounted to approximately $108,000, $148,000 and $141,000, for the years ended December 31, 1998, 1997 and 1996, respectively. The retirement benefit to the employees will range between 30% to 75% of their average base salary for the last three years of employment, will be paid for 240 months and will commence no earlier than age 55 nor later than age 62. A discount rate of 7% and a rate of compensation increase of 4% is used to measure the projected benefit obligation. The net pension liability (all vested) at December 31, 1998 and 1997 was approximately $698,000 and $321,000, respectively.

     The Bank established a non-qualified unfunded director retirement plan in February 1997. Fourteen (14) directors of the Company currently participate in the Plan. Benefit costs associated with the Plan amounted to approximately $163,000 and $42,000 for the years ended December 31, 1998 and 1997, respectively. The annual retirement benefit for the directors will be 75% of the final fees paid in the calendar year of the director's termination of service for a duration of 180 months.

     The Bank established a 401(k) plan covering substantially all employees. The rate of the employer contribution to the 401(k) plan is determined annually by the Board of Directors. Expense under the plan for the years ended December 31, 1998, 1997 and 1996 amounted to $388,000, $355,000 and $364,000, respectively.

     PENSION PLAN--Substantially all FPBB employees participated in FPBB's funded qualified defined benefit pension plan ("the plan"). Management is currently in the process of terminating the plan and expects the plan termination to be final during 1999. Management does not expect to incur any losses associated with the termination of the plan. The Company recognized pension (income) expense related to the plan of ($22,000), $377,000 and $360,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     EMPLOYMENT AGREEMENTS--The Company and the Bank or the Bank alone have entered into employment agreements with ten senior officers. These agreements have three, two or one year terms,

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

14. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

and provide for payment to the officers of salary, bonus, and benefits upon involuntary, and in certain circumstances voluntary, termination of employment. Four of the agreements also provide for payments following a change of control. Ten officers of the Bank, including the six whose employment agreements do not include change of control provisions, have entered into change of control agreements with the Bank, which generally provide for severance in the amount of two years' salary and bonus, and continued benefits, in the event of a change of control.

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

15. RELATED PARTY TRANSACTIONS

     The Bank leases two of its branch locations from entities with which former board members are directly affiliated. The leases have been accounted for as operating leases. These leases provide for agreed-upon rent increases over the lease terms, expire through 2018, and generally contain renewal options. During the years ended December 31, 1998, 1997 and 1996, the Bank paid the related parties approximately $208,000, $221,000 and $165,000, respectively, under the terms of the leases.

     Loans to directors, officers and associates of such persons totaled approximately $3.5 million and $3.7 million at December 31, 1998 and 1997, respectively.

16. FEDERAL DEPOSIT INSURANCE CORPORATION SPECIAL SAVINGS ASSOCIATION INSURANCE FUND ASSESSMENT

     On September 30, 1996, President Clinton signed into law a bill which called for a one-time Federal Deposit Insurance Fund (FDIC) premium for deposits insured by the Savings Association Insurance Fund. The Bank's one-time premium expense associated with the bill was $8.6 million, which is reflected in insurance expense in the consolidated statement of operations for the year ended December 31, 1996.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

17. INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

                                                                        DECEMBER 31,     DECEMBER 31,
                                                                            1998             1997
                                                                       --------------   -------------
                                                                                          (RESTATED)
                                                                               (IN THOUSANDS)
   DEFERRED TAX ASSETS:
   Net operating loss carry forward ................................       $  955          $1,483
   Allowance for loan losses .......................................        7,497           2,059
   Deferred compensation ...........................................          430             515
   OREO expenses ...................................................          380             848
   Retirement plan .................................................          103             289
   Tax credits .....................................................          100             148
   Other ...........................................................            1
                                                                           ------          ------
                                                                            9,466           5,342
   Valuation allowance .............................................         (813)           (813)
                                                                           ------          ------
   Deferred tax assets, net of allowance ...........................        8,653           4,529
                                                                           ------          ------
   DEFERRED TAX LIABILITIES:
   Deferred loan fees, net .........................................          721           1,463
   FHLB Stock dividends ............................................          332             417
   Mark-to-market adjustments of securities available-for-sale .....        1,038            (690)
   Fixed assets ....................................................        1,903             509
   Mortgage servicing ..............................................          293              11
   Investment in partnership .......................................                          579
   Other ...........................................................          203             227
                                                                           ------          ------
   Total ...........................................................        4,490           2,516
                                                                           ------          ------
   Net deferred tax asset ..........................................       $4,163          $2,013
                                                                           ======          ======

     Net deferred tax assets are included in other assets on the consolidated statements of financial condition at December 31, 1998 and 1997.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

17. INCOME TAXES--(CONTINUED)

     Significant components of the (benefit) provision for income taxes for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                      1998          1997           1996
                                                  -----------   ------------   -----------
                                                                 (RESTATED)     (RESTATED)
                                                               (IN THOUSANDS)
   CURRENT EXPENSE:
    Federal ...................................    $  1,209        $2,207       $  7,998
    State .....................................         129           233          1,338
                                                   --------        ------       --------
                                                      1,338         2,440          9,336
                                                   --------        ------       --------
   DEFERRED (BENEFIT) EXPENSE:
    Federal ...................................      (3,957)        4,062         (4,490)
    State .....................................        (423)          722           (724)
                                                   --------        ------       --------
                                                     (4,380)        4,784         (5,214)
                                                   --------        ------       --------
   Total income tax (benefit) expense .........    $ (3,042)       $7,224       $  4,122
                                                   ========        ======       ========

     A reconciliation of income tax (benefit) expense with the amount computed by applying the statutory federal income tax rate of 34% to (loss) income before income taxes is as follows for the years ended December 31, 1998, 1997 and 1996:

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1998           1997           1996
                                                               ------------   ------------   -----------
                                                                               (RESTATED)     (RESTATED)
                                                                            (IN THOUSANDS)
   Income tax (benefit) expense at federal rate ............     $ (4,998)      $  6,352       $3,916
   DIFFERENCES RESULTING FROM:
    State income taxes, net of federal tax benefit .........         (369)           641          356
    Change in valuation allowance ..........................                      (1,277)           4
    Merger expenses ........................................        1,929          1,029
    Amortization of goodwill ...............................          272            258          209
    Amortization of ESOP ...................................          557
    Tax exempt interest income, net ........................         (515)
    Other, net .............................................           82            221         (363)
                                                                 --------       --------       ------
   Income tax (benefit) expense ............................     $ (3,042)      $  7,224       $4,122
                                                                 ========       ========       ======

     As of December 31, 1998, the Company has net operating loss carryforwards of approximately $2.5 million for income tax purposes that, if not utilized, expire in various years from 2005 through 2011. At December 31, 1998, a valuation allowance of approximately $813,000 is recorded primarily to offset the deferred tax assets related to the net operating loss carryforwards resulting from the Governors Bank merger. If realized, the tax benefit for these operating loss carryforwards will be applied to reduce goodwill related to this merger. Goodwill was reduced $320,000 in 1996 due to the tax benefit from the utilization of the Governors Bank net operating loss carryforward.

     In accordance with SFAS 109, "ACCOUNTING FOR INCOME TAXES," a deferred tax liability is not recognized for the tax bad debt reserves of thrift institutions that arose in tax years beginning prior to

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

17. INCOME TAXES--(CONTINUED)

December 31, 1987. At December 31, 1998, the portion such tax bad debt reserves was approximately $19.5 million. The amount of unrecognized deferred tax liability related to these pre-1998 tax loan loss reserves at December 31, 1998, was approximately $7.3 million. This deferred tax liability could be recognized if the bad debt reserve is used for any purpose other than absorbing bad debt losses.

18. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  YEAR ENDED DECEMBER 31,
                                                         ------------------------------------------
                                                              1998           1997           1996
                                                         -------------   ------------   -----------
                                                                          (RESTATED)     (RESTATED)
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)
   NUMERATOR:
   Net (loss) income .................................     $ (11,659)      $11,457        $ 7,396
   Preferred stock dividends .........................          (229)         (764)          (942)
                                                           ---------       -------        -------
   Numerator for basic earnings per share--
    (loss) income applicable to common stock .........       (11,888)       10,693          6,454
   Effect of dilutive securities:
    Preferred stock dividends ........................                                        162
                                                           ---------       -------        -------
   Numerator for diluted earnings per share--
    (loss) income applicable to common stock after
    assumed conversions ..............................     $ (11,888)      $10,693        $ 6,616
                                                           =========       =======        =======
   DENOMINATOR:
   Denominator for basic earnings per share--
    weighted-average shares ..........................        46,502        44,375         43,521
   Effective of dilutive securities:
    Employee stock options ...........................                       1,522          1,553
    Convertible preferred stock ......................                                        462
                                                           ---------       -------        -------
   Dilutive potential common shares ..................                       1,522          2,015
                                                           ---------       -------        -------
   Denominator for diluted earnings per share--
    adjusted weighted-average shares and
    assumed conversions ..............................        46,502        45,897         45,536
                                                           =========       =======        =======
   Basic (loss) earnings per share ...................     $   (0.26)      $  0.24        $  0.15
   Diluted (loss) earnings per share .................     $   (0.26)      $  0.23        $  0.15

     At December 31, 1998, 3,552,877 stock options and warrants were outstanding that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the year ended December 31, 1998 (See Note 12). The effect of these shares is antidilutive to diluted earnings per share for the year ended December 31, 1998.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

19. PARENT COMPANY FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                 1998          1997
                                                             -----------   -----------
                                                                            (RESTATED)
                                                                  (IN THOUSANDS)
   ASSETS:
   Investments in and advances to subsidiaries ...........    $207,546      $219,952
   Cash and cash equivalents .............................       8,950        18,871
   Investments available-for-sale ........................       4,799           563
   Property and equipment, net ...........................       2,809         2,898
   Other assets ..........................................       4,505         1,226
                                                              --------      --------
   Total .................................................    $228,609      $243,510
                                                              ========      ========
   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable and accrued expenses .................    $  2,689      $  2,459
   Senior Debentures, net of issuance costs ..............      27,518        33,839
                                                              --------      --------
   Total Liabilities .....................................      30,207        36,298
   Shareholders' Equity:
   Preferred stock Series "C" ............................                     9,490
   Preferred stock issued by pooled company ..............                       796
   Common stock ..........................................         474           449
   Additional paid-in-capital ............................     120,955       103,772
   Retained earnings .....................................      75,423        94,244
   Common stock purchased by:
    Employee stock ownership plan ........................                      (955)
    Recognition and retention plans ......................        (155)         (117)
   Accumulated other comprehensive income (loss) .........       1,705          (467)
                                                              --------      --------
   Total shareholders' equity ............................     198,402       207,212
                                                              --------      --------
   Total .................................................    $228,609      $243,510
                                                              ========      ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

19. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

STATEMENTS OF OPERATIONS

                                                           YEAR ENDED DECEMBER 31,
                                                  ------------------------------------------
                                                       1998           1997           1996
                                                  -------------   ------------   -----------
                                                                   (RESTATED)     (RESTATED)
                                                                (IN THOUSANDS)
   INCOME:
   Dividends from subsidiary ..................     $   6,865       $ 5,716         $3,729
   Interest ...................................           898           855            740
   Other ......................................           576           424            102
                                                    ---------       -------         ------
   Total ......................................         8,339         6,995          4,571
                                                    ---------       -------         ------
   EXPENSES:
   Interest ...................................         3,716           967
   General and administrative .................         1,455           854            571
   Merger expenses ............................           404            98
                                                    ---------       -------         ------
   Total ......................................         5,575         1,919            571
                                                    ---------       -------         ------
   Income before equity in undistributed (loss)
    earnings of subsidiary and income tax
    (benefit) expense .........................         2,764         5,076          4,000
   Income tax (benefit) expense ...............        (1,468)         (222)           102
                                                    ---------       -------         ------
   Income before equity in undistributed (loss)
    earnings of subsidiary ....................         4,232         5,298          3,898
   Equity in undistributed (loss) earnings
    of subsidiary .............................       (15,891)        6,159          3,498
                                                    ---------       -------         ------
   Net (loss) income ..........................     $ (11,659)      $11,457         $7,396
                                                    =========       =======         ======

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

19. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   1998           1997           1996
                                                               ------------   ------------   -----------
                                                                               (RESTATED)     (RESTATED)
                                                                            (IN THOUSANDS)
   Net cash (used in) provided by operating activities .....    $  (3,430)     $   5,491      $   1,936
   Additional investment in subsidiary .....................                     (26,339)       (10,418)
   Decrease in receivable from Bank ........................        5,040          1,510          7,740
   Sale of building to Bank ................................                                      4,280
   Principal payment received on ESOP loan .................          748            814            740
   Proceeds from sales of investments
    available-for-sale .....................................        7,728
   Purchase of investment available-for-sale ...............      (12,077)          (500)
   Other ...................................................                          (2)          (345)
                                                                ---------      ---------      ---------
   Net cash provided by (used in) investing activities .....        1,439        (24,517)         1,997
                                                                ---------      ---------      ---------
   Cash dividends--common and preferred ....................       (8,781)        (8,474)        (5,690)
   Proceeds of senior debentures-net of issuance cost ......                      33,778
   Purchase of senior debentures ...........................       (6,500)
   Purchase of Treasury Stock at cost ......................                      (2,668)        (7,642)
   Other, net ..............................................        4,172          3,295          1,362
                                                                ---------      ---------      ---------
   Net cash (used in) provided by financing activities .....      (11,109)        25,931        (11,970)
                                                                ---------      ---------      ---------
   (Decrease) increase in cash and cash equivalents ........      (13,100)         6,905         (8,037)
   Net adjustment to reconcile for different year ends
    of pooled companies (see Note 2) .......................        3,179
   Cash and cash equivalents at beginning of year ..........       18,871         11,966         20,003
                                                                ---------      ---------      ---------
   Cash and cash equivalents at end of year ................    $   8,950      $  18,871      $  11,966
                                                                =========      =========      =========

20. FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following is a disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments and all non-financial instruments are excluded from SFAS 107 "Disclosure about Fair Value of Financial Investments" disclosure requirements. Accordingly, the aggregate fair value amount presented does not represent the underlying value of the Company.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

20. FAIR VALUES OF FINANCIAL INSTRUMENTS--(CONTINUED)

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the statement of financial condition for these assets approximate their fair values.

     INVESTMENTS AVAILABLE-FOR-SALE AND HELD TO MATURITY: Fair values for investments are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     LOANS RECEIVABLE--NET: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain fixed rate mortgage loans (i.e., one-to-four family residential), and other consumer loans are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values for other loans (i.e., commercial real estate and rental property mortgage loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair values of mortgage-backed securities are based on quoted market prices.

     LOANS HELD FOR SALE: The fair value represents the anticipated proceeds from sale of the loans.

     FEDERAL HOME LOAN BANK STOCK: Current carrying amounts approximate estimated fair value. Off-balance-sheet instruments: Fair values for the Company's loan commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counterparties' credit standing. The aggregate fair value of loan commitments is not material.

     DEPOSITS: The fair values disclosed for demand deposits (i.e., interest and non-interest checking, statement savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual monthly maturities on time deposits. The fair value of demand deposits is the amount payable on demand, without adjusting for any value derived from retaining those deposits for an expected future period of time. That component, commonly referred to as a deposit base intangible, is not considered in the above fair value amount nor is it recorded as an intangible asset in the statement of financial condition.

     FHLB ADVANCES AND OTHER BORROWINGS: The fair value is estimated using rates currently offered for advances of similar remaining maturities.

     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE: Fair value is estimated using rates currently offered for securities sold under agreements to repurchase or similar remaining maturities.

     SENIOR DEBENTURES: Fair value is estimated using rates currently offered for debentures of similar remaining maturities.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

20. FAIR VALUES OF FINANCIAL INSTRUMENTS--(CONTINUED)

     BANK DRAFTS PAYABLE: The fair value of bank drafts payable is assumed to equal its carrying value due to its short maturity.

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                              1998                           1997
                                                  ----------------------------   ----------------------------
                                                    CARRYING          FAIR         CARRYING          FAIR
                                                     AMOUNT          VALUE          AMOUNT          VALUE
                                                  ------------   -------------   ------------   -------------
                                                                                          (RESTATED)
                                                                        (IN THOUSANDS)
   FINANCIAL ASSETS:
   Cash and cash equivalents ..................   $  162,166      $  162,166     $  243,934      $  243,934
   Investments available-for-sale .............      722,913         722,913        397,558         397,558
   Investments held to maturity ...............        6,363           6,422        238,568         241,790
   Loans receivable--net ......................    1,959,300       1,953,136      1,873,625       1,857,543
   Loans held for sale ........................       16,000          16,272         13,565          13,828
   Federal Home Loan Bank Stock ...............       23,754          23,754         25,009          25,009
   FINANCIAL LIABILITIES:
   Deposits ...................................   $2,304,855      $2,227,702     $2,099,281      $2,079,686
   FHLB advances and other borrowings .........      410,368         344,316        454,322         453,565
   Securities sold under agreements
    to repurchase .............................        9,144           9,144         43,389          43,406
   Senior debentures ..........................       27,518          28,894         33,839          38,513
   Bank drafts payable ........................       27,706          27,706         18,511          18,511

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Republic Security Financial Corporation

     We have audited the consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the management of Republic Security Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Unifirst Federal Savings Bank which was acquired by Republic Security Financial Corporation in 1998 and accounted for under the pooling-of-interests method (see Note 2), which statements reflect total assets constituting 4.9% for 1997 of the related consolidated financial statement totals, and which reflect total revenues constituting 5.2% and 5.5%, respectively, of the related consolidated financial statement totals for the years ended December 31, 1997 and 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Unifirst Federal Savings Bank, is based solely on the report of the other auditors. We also did not audit the consolidated financial statements of County Financial Corporation and subsidiaries which was acquired by Republic Security Financial Corporation in 1997 and accounted for using the pooling-of-interests method, which statements reflect total revenues constituting 10.8% of the related consolidated financial statement totals for the year ended December 31, 1996. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for County Financial Corporation and subsidiaries is based solely on the report of other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                               Ernst & Young LLP

West Palm Beach, Florida
March 15, 1999

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Unifirst Federal Savings Bank:

     We have audited the consolidated balance sheet of Unifirst Federal Savings Bank and subsidiaries (the "Bank") as of September 30, 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended September 30, 1997 and 1996, respectively. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Bank at September 30, 1997, and the result of their operations and their cash flows for the years ended September 30, 1997 and 1996, respectively, in conformity with generally accepted accounting principles.



                                        KPMG Peat Marwick LLP

October 29, 1997
Ft. Lauderdale, Florida

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors of
 County Financial Corporation

     We have audited the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1996 of County Financial Corporation and subsidiaries (the "Company"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1996 of the Company in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida


February 21, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors and executive officers of the Company appears in the Company's definitive Proxy Statement, which was filed with the SEC in connection with the Annual Meeting of Shareholders (the "Proxy Statement"), to be held on April 28, 1999, at pages 5 through 8, 11 and 12 and is incorporated herein by reference.

     Information relating to the filing of reports required under Section 16(a) of the Exchange Act by directors, executive officers and 1090 beneficial owners of the Company's common stock appears in the Company's Proxy Statement at page 29 and is incorporated herein by reference.

ITEMS 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation appears in the Proxy Statement at page 8 and pages 12 through 22 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management appears in the Proxy Statement at pages 3 through 4 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions appears in the Proxy Statement at page 10 and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

a) DOCUMENTS FILED AS A PART OF THE REPORT:

  1) FINANCIAL STATEMENTS:

                                                                      PAGE
                                                                     -----
    Consolidated Statements of Financial Condition
     for the years ended December 31, 1998 and 1997. ...............  F-1
    Consolidated Statements of Operations
     for the years ended December 31, 1998, 1997 and 1996. .........  F-2
    Consolidated Statements of Comprehensive Income
     for the years ended December 31, 1998, 1997 and 1996. .........  F-3
    Consolidated Statements of Shareholders' Equity
     for the years ended December 31, 1998, 1997 and 1996 ..........  F-4
    Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996. .........  F-6
    Notes to Consolidated Financial Statements .....................  F-8

  2) FINANCIAL STATEMENT SCHEDULES:

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

  3)  EXHIBITS:

       The following is a list of all exhibits filed as a part of this Report:

   EXHIBIT     DESCRIPTION OF DOCUMENT
------------   ----------------------------------------------------------------------------------------------
 3.1(a)        Articles of Incorporation of the Company (incorporated by reference to the Exhibits to
               Form S-1 Registration Statement, initially filed August 7, 1985, Registration No. 2-99505)
 3.1(b)        Amendment to Articles of Incorporation of the Company (incorporated by reference to the
               Exhibits to Form S-4 Registration Statement initially filed July 14, 1998, Registration
               No. 333-59059)
 3.2(a)        Bylaws of the Company (incorporated by reference to the Exhibits to Form S-1 Registration
               Statement initially filed August 7, 1985, File No. 2-99505)
 3.2(b)        Amendments to Bylaws of the Company (filed herewith)
  4.1          Form of Common Stock Certificate of the Company (incorporated by reference to the
               Exhibits to Form S-1 Registration Statement initially filed August 7, 1985, File No. 2-99505)
  4.2          Rights Agreement by and between the Company and IBJ Schroder Bank and Trust Company
               (incorporated by reference to Form 8-A filed on April 23, 1995, File No. 000-14671)
  4.3          Indenture dated as of June 30, 1997 by and between First Palm Beach Bancorp, Inc. and The
               Bank of New York, as Trustee, relating to the Company's 10.35% Senior Debentures due
               June 30, 2002 (incorporated by reference to the Exhibits to Form S-4 Registration Statement filed by First Palm Beach Bancorp, Inc. on September 11, 1997, Registration No. 333-35431)

 EXHIBIT    DESCRIPTION OF DOCUMENT
---------   --------------------------------------------------------------------------------------------------
 4.4        Supplemental Indenture dated as of October 29, 1998 by and among the Company, First Palm
            Beach Bancorp, Inc. and The Bank of New York, as Trustee, relating to the Company's
            10.35% Senior Debentures due June 30, 2002 (incorporated by reference to Exhibits to
            Form 8-K filed on November 2, 1998, File No. 000-14671)
 4.5        Form of 10.35% Senior Debenture Due June 30, 2002 (included in the Indenture filed as
            Exhibit 4.2 hereto)
 4.6        Form of Series B 10.35% Senior Debenture Due June 30, 2002 (incorporated by reference to
            Exhibit 4.5 to Form 10-K filed by First Palm Beach Bancorp, Inc. for the fiscal year ended
            September 30, 1997, File No. 0-21942)
10.1        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Rudy E. Schupp dated as of January 1, 1999 (filed herewith)
10.2        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Richard J. Haskins dated as of January 27, 1999 (filed herewith)
10.3        Employment Agreement among the Company, Republic Security Bank and R. Michael
            Strickland dated as of February 16, 1999 (filed herewith)
10.4        Employment Agreement among the Company, Republic Security Bank and Louis J. Dunham
            dated as of February 26, 1999 (filed herewith)
10.5        Form of Employment Agreement between Republic Security Bank and each of Roger
            Savage, John G. Primeau and Jose Vivero (filed herewith)
10.6        Employment Agreement between Republic Security Bank and Bruce Keir (incorporated by reference to Form S-4 Registration Statement initially filed on April 9, 1997, Registration No.
             333-24821)
10.7        Employment Agreement between Republic Security Bank and Richard Kuci, Jr.
            (incorporated by reference to Form S-4 Registration Statement initially filed on
            September 30, 1997, Registration No. 333-36717)
10.8        Employment Agreement between Republic Security Bank and Thomas Tribby dated as of
            July 15, 1997 (filed herewith)
10.9        Form of Change of Control Agreement by and among the Company, Republic Security Bank and each of Alissa E. Ballot, Bruce Keir, W. Andrew Kirkman, Richard Kuci, Carla Pollard,
            John G. Primeau, Roger Savage, Joan Schimelman, Thomas Tribby and Jose Vivero (filed herewith)
10.10       Consulting Agreement between Republic Security Bank and Carol Owen (incorporated by reference to Form S-4 Registration Statement initially filed on April 9, 1997, Registration No.
             333-24821)
10.11       Form of Amended and Restated Supplemental Retirement Plan Agreement dated as of July
            1, 1997 by and between Republic Security Bank and each of Rudy E. Schupp and Richard J.
            Haskins (filed herewith)
10.12       Supplemental Retirement Plan Agreement dated as of January 1, 1996 between Republic
            Security Bank and Roger Savage (filed herewith)
10.13       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Rudy E. Schupp (filed herewith)
10.14       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Richard J. Haskins (filed herewith)

 EXHIBIT    DESCRIPTION OF DOCUMENT
---------   -------------------------------------------------------------------------------------------
10.15       Form of Amended and Restated Stock Appreciation Rights Agreement dated as of June 24,
            1998 by and between the Company and each of Gearl Gore, Lennart Lindahl, Jr., Richard
            Rathke, William Spitznagel, Dr. Bruce Wiita, and William Wolfson (filed herewith)
10.16       Republic Security Financial Corporation 1997 Performance Incentive Plan, as amended
            (incorporated by reference to to the Exhibits to Form S-4 Registration Statement initially filed July 14, 1998, Registration No. 333-59059)
10.17       Amendment No. 1 to the Republic Security Financial Corporation 1997 Performance
            Incentive Plan, as amended (filed herewith)
10.18       Amendment No. 2 to the Republic Security Financial Corporation 1997 Performance
            Incentive Plan, as amended (incorporated by reference to Appendix A to the proxy statement)
10.19       Form of Directors Retirement Agreement between Republic Security Bank and each of
            Paula Berliner, Thomas F. Carney, Joseph D. Cesarotti, Mary Anna Fowler, H. Gearl Gore,
            Eugene W. Hughes, Thomas J. Langan, Jr., Lennart E. Lindahl, Jr., Mary A. McCarty, Carol
            R. Owen, Richard C. Rathke, William F. Spitznagel, Bruce E. Wiita and William Wolfson
            (filed herewith)
  11        Statement re Computation of per share earnings as shown in Item 8, page 83
  21        Subsidiaries of Republic Security Financial Corp. (filed herewith)
  23        Consent of Ernst & Young LLP (filed herewith)
  27        Financial Data Schedule (filed herewith)

b) REPORTS ON FORM 8-K

     During the last quarter of the year ending December 31, 1998, the Company filed three reports on Form 8-K.

     1) Report on Form 8-K dated October 29, 1998 reporting the completion of the acquisition of First Palm Beach Bancorp, Inc., shareholder approval of an amendment to the Company's Articles of Incorporation and shareholder approval of an amendment to the Company's 1997 Performance Incentive Plan.

     2) Report on Form 8-K dated November 2, 1998 reporting the Company's entering into a supplemental indenture with respect to its 10.35% Senior Debentures due 2002.

     3) Report on Form 8-K dated December 15, 1998 relating to interim combined financial statements restated to include the accounts of First Palm Beach Bancorp, Inc.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REPUBLIC SECURITY FINANCIAL CORPORATION

                                 BY: /s/ RUDY E. SCHUPP
                                    --------------------------------------
                                         Rudy E. Schupp
                                         Chairman of the Board
                                         Chief Executive Officer

                                 BY: /s/ RICHARD J. HASKINS
                                    --------------------------------------
                                         Richard J. Haskins
                                         Senior Executive Vice President
                                         Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURES                TITLE              DATE
-------------------------------------   ----------   ---------------
/s/  JOHNNY R. ADCOCK                   Director     March 24, 1999
-------------------------------------
             Johnny R. Adcock

/s/  PAULA BERLINER                     Director     March 24, 1999
-------------------------------------
              Paula Berliner

/s/  THOMAS F. CARNEY                   Director     March 24, 1999
-------------------------------------
             Thomas F. Carney

/s/  JOSEPH D. CESAROTTI, SR.           Director     March 24, 1999
-------------------------------------
           Joseph D. Cesarotti, Sr.

/s/  MARY ANNA FOWLER                   Director     March 24, 1999
-------------------------------------
             Mary Anna Fowler

/s/  H. GEARL GORE                      Director     March 24, 1999
-------------------------------------
              H. Gearl Gore

/s/  FRED A. GREENE                     Director     March 24, 1999
-------------------------------------
              Fred A. Greene

/s/  R. RANDY GUEMPLE                   Director     March 24, 1999
-------------------------------------
             R. Randy Guemple

            SIGNATURES              TITLE              DATE
---------------------------------   ----------   ---------------
/s/  RICHARD J. HASKINS             Director     March 24, 1999
-------------------------------------
         Richard J. Haskins

/s/  EUGENE W. HUGHES, JR.          Director     March 24, 1999
-------------------------------------
        Eugene W. Hughes, Jr.

/s/  THOMAS J. LANGAN, JR.          Director     March 24, 1999
-------------------------------------
        Thomas J. Langan, Jr.

/s/  LENNART LINDAHL                Director     March 24, 1999
-------------------------------------
           Lennart Lindahl

/s/  MARY A. McCARTY                Director     March 24, 1999
-------------------------------------
           Mary A. McCarty

/s/  CAROL R. OWEN                  Director     March 24, 1999
-------------------------------------
            Carol R. Owen

/s/  RICHARD C. RATHKE              Director     March 24, 1999
-------------------------------------
          Richard C. Rathke

/s/  DANIEL D. SOKOLOFF             Director     March 24, 1999
-------------------------------------
         Daniel D. Sokoloff, M.D.

/s/  RUDY E. SCHUPP                 Director     March 24, 1999
-------------------------------------
           Rudy E. Schupp

/s/  WILLIAM F. SPITZNAGEL          Director     March 24, 1999
-------------------------------------
        William F. Spitznagel

/s/  BRUCE E. WIITA                 Director     March 24, 1999
-------------------------------------
           Bruce E. Witta

/s/  WILLIAM WOLFSON                Director     March 24, 1999
-------------------------------------
           William Wolfson

                                 EXHIBIT INDEX

   EXHIBIT  DESCRIPTION OF DOCUMENT
----------  ----------------------------------------------------------------------------------------------
 3.2(b)     Amendments to Bylaws of the Company (filed herewith)
10.1        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Rudy E. Schupp dated as of January 1, 1999 (filed herewith)
10.2        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Richard J. Haskins dated as of January 27, 1999 (filed herewith)
10.3        Employment Agreement among the Company, Republic Security Bank and R. Michael
            Strickland dated as of February 16, 1999 (filed herewith)
10.4        Employment Agreement among the Company, Republic Security Bank and Louis J. Dunham
            dated as of February 26, 1999 (filed herewith)
10.5        Form of Employment Agreement between Republic Security Bank and each of Roger
            Savage, John G. Primeau and Jose Vivero (filed herewith)
10.8        Employment Agreement between Republic Security Bank and Thomas Tribby dated as of
            July 15, 1997 (filed herewith)
10.9        Form of Change of Control Agreement by and among the Company, Republic Security Bank and each of Alissa E. Ballot, Bruce Keir, W. Andrew Kirkman, Richard Kuci, Carla Pollard,
            John G. Primeau, Roger Savage, Joan Schimelman, Thomas Tribby and Jose Vivero (filed herewith)
10.11       Form of Amended and Restated Supplemental Retirement Plan Agreement dated as of July
            1, 1997 by and between Republic Security Bank and each of Rudy E. Schupp and Richard J.
            Haskins (filed herewith)
10.12       Supplemental Retirement Plan Agreement dated as of January 1, 1996 between Republic
            Security Bank and Roger Savage (filed herewith)
10.13       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Rudy E. Schupp (filed herewith)
10.14       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Richard J. Haskins (filed herewith)
10.15       Form of Amended and Restated Stock Appreciation Rights Agreement dated as of June 24,
            1998 by and between the Company and each of Gearl Gore, Lennart Lindahl, Jr., Richard
            Rathke, William Spitznagel, Dr. Bruce Wiita, and William Wolfson (filed herewith)
10.17       Amendment No. 1 to the Republic Security Financial Corporation 1997 Performance
            Incentive Plan, as amended (filed herewith)
10.19       Form of Directors Retirement Agreement between Republic Security Bank and each of
            Paula Berliner, Thomas F. Carney, Joseph D. Cesarotti, Mary Anna Fowler, H. Gearl Gore,
            Eugene W. Hughes, Thomas J. Langan, Jr., Lennart E. Lindahl, Jr., Mary A. McCarty, Carol
            R. Owen, Richard C. Rathke, William F. Spitznagel, Bruce E. Wiita and William Wolfson
            (filed herewith)
  21        Subsidiaries of Republic Security Financial Corp. (filed herewith)
  23        Consent of Ernst & Young LLP (filed herewith)
  27        Financial Data Schedule (filed herewith)