Form 10-Q
period 1999-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 1999-05-17
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         For the transition period from ________________  to _______________

         Commission file number 0-14671
                               ----------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

    FLORIDA                                     59-2335075
    -------------------------------             -----------------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)


             450 South Australian Avenue, West Palm Beach, FL 33401
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code (561) 650-2500
                                                           ---------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                           Outstanding as of May 5, 1999
-----                                           -----------------------------
Common Stock                                    50,543,990
par value $.01 per share

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                 Page
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
for Forward-Looking Information....................................................................1


PART I:      FINANCIAL INFORMATION

Item 1:      Financial Statements:
             Condensed Consolidated Statements of Financial Condition
             March 31, 1999 and December 31, 1998..................................................2

             Condensed Consolidated Statements of Income for the
             three months ended March 31, 1999 and 1998............................................3

             Condensed Consolidated Statements of Comprehensive Income for the
             three months ended March 31, 1999 and 1998............................................4

             Condensed Consolidated Statements of Shareholders' Equity
             for the three months ended March 31, 1999
             and the year ended December 31, 1998..................................................5

             Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 1999 and 1998............................................6

             Notes to Condensed Consolidated Financial Statements..................................7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................................10

Item 3:      Quantitative and Qualitative Disclosures about Market Risk...........................13

PART II:     OTHER INFORMATION

Item 1:      Legal Proceedings....................................................................15

Item 2:      Changes in Securities and Use of Proceeds............................................15

Item 3:      Defaults Upon Senior Securities......................................................15

Item 4:      Submission of Matters to a Vote of Security Holders..................................16

Item 5:      Other Information....................................................................16

Item 6       Exhibits and Reports on Form 8-K.....................................................16

             Signatures...........................................................................17


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

PART I - FINANCIAL INFORMATION
ITEM 1:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                       March 31,       December 31,
(amounts in thousands except share and per share data)                                   1999              1998
---------------------------------------------------------------------------------- ----------------- -----------------
Assets                                                                                   (unaudited)
Cash and amounts due from depository institutions                                            $67,160           $46,575
Interest-bearing deposits in other financial institutions                                    154,961           114,471
Federal funds sold                                                                             3,390             1,120
---------------------------------------------------------------------------------- ----------------- -----------------
     Cash and cash equivalents                                                               225,511           162,166
Investments available-for-sale                                                               722,912           722,913
Investments held to maturity (Market value of $6,398 and $6,422 at
     March 31, 1999 and December 31, 1998, respectively)                                       6,366             6,363
Loans receivable - net                                                                     1,853,006         1,959,300

Loans held for sale (Market value of $91,959 and $16,272 at March 31, 1999
     and December 31, 1998, respectively)                                                     90,600            16,000
Property and equipment - net                                                                  56,513            51,008
Other real estate owned - net                                                                  3,112             2,463
Federal Home Loan Bank Stock                                                                  22,192            23,754
Goodwill - net                                                                                11,719            11,961
Accrued interest receivable                                                                   15,453            15,378
Other assets                                                                                  39,670            36,426
---------------------------------------------------------------------------------- ----------------- -----------------
Total                                                                                     $3,047,054        $3,007,732
================================================================================== ================= =================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                  $2,346,880        $2,304,855
Federal Home Loan Bank advances and other borrowings                                         404,269           410,368
Securities sold under agreements to repurchase                                                 8,714             9,144
Senior debentures, net of unamortized issuance costs                                          25,532            27,518
Advances from borrowers for taxes and insurance                                               13,259             7,677
Bank drafts payable                                                                           16,553            27,706
Other liabilities                                                                             19,585            22,062
---------------------------------------------------------------------------------- ----------------- -----------------
Total liabilities                                                                          2,834,792         2,809,330
---------------------------------------------------------------------------------- ----------------- -----------------
Commitments and contingencies
Shareholders' equity:
Common  stock $.01 par value;  500,000,000  shares  authorized;  50,531,862  and
47,370,265 shares issued and outstanding at
   March 31, 1999 and December 31, 1998, respectively                                            505               474
Additional paid-in capital                                                                   132,649           120,800
Retained earnings                                                                             80,264            75,423
Accumulated other comprehensive (loss) income, net of taxes                                  (1,156)             1,705
---------------------------------------------------------------------------------- ----------------- -----------------
Total shareholders' equity                                                                   212,262           198,402
---------------------------------------------------------------------------------- ----------------- -----------------
Total                                                                                     $3,047,054        $3,007,732
================================================================================== ================= =================
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
=======================================================================================================================
                                                                                               Three Months Ended
                                                                                                    March 31,
(amounts in thousands except per share data)                                                1999                  1998
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Income:                                                                     (unaudited)
Interest and fees on loans                                                               $39,891               $40,251
Interest and dividends on investments                                                     12,398                12,362
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          52,289                52,613
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Expense:
Interest on deposits                                                                      22,587                22,567
Interest on borrowings                                                                     5,758                 7,435
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          28,345                30,002
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income                                                                       23,944                22,611
Provision for loan losses                                                                    500                 2,913
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income after provision for loan losses                                       23,444                19,698
-------------------------------------------------------------------------  ---------------------  --------------------
Non-interest Income:
Service charges on deposit accounts                                                        3,117                 2,546
Net gain on sales of loans                                                                   952                 2,636
Net gain on sales of investments available-for-sale                                           96                   359
Other income                                                                               1,809                 1,694
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                           5,974                 7,235
-------------------------------------------------------------------------  ---------------------  --------------------
Operating Expenses:
Employee compensation and benefits                                                         9,010                 9,810
Occupancy and equipment                                                                    4,422                 3,536
Professional fees                                                                            416                   508
Advertising and promotion                                                                    298                   478
Communications                                                                               715                   611
Insurance                                                                                    462                   518
Other                                                                                      2,979                 2,710
Merger expenses                                                                            2,381                   103
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          20,683                18,274
-------------------------------------------------------------------------  ---------------------  --------------------
Income before income taxes                                                                 8,735                 8,659
Income tax expense                                                                         3,183                 3,283
-------------------------------------------------------------------------  ---------------------  --------------------
Net income                                                                                $5,552                $5,376
=========================================================================  =====================  ====================
Income  applicable to common stock                                                        $5,552                $5,197
=========================================================================  =====================  ====================
Per share data:
Basic  earnings                                                                            $0.11                 $0.11
Diluted earnings                                                                           $0.11                 $0.11
Dividends                                                                                  $0.06                 $0.05
-------------------------------------------------------------------------  ---------------------  --------------------
Weighted average common shares and common stock equivalents outstanding:
    Basic                                                                                 50,500                45,017
    Diluted                                                                               51,236                46,415
=========================================================================  =====================  ====================
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
====================================================================================================================
                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   1999         1998
(amounts in thousands except per share data)                                                (unaudited)
----------------------------------------------------------------------------------------- ------------- ------------
Net income                                                                                       $5,552       $5,376
Other comprehensive income, net of tax:
      Unrealized loss on investments available-for-sale arising during the period,
         net of taxes of ($1,907) and ($445) in 1999 and 1998, respectively.                    (2,801)        (441)
     Reclassification adjustment for amounts realized on sale of investments included in net income, net of taxes of ($36)
         and ($133) in 1999 and 1998, respectively.                                                (60)        (226)
----------------------------------------------------------------------------------------- ------------- ------------
Comprehensive income                                                                             $2,691       $4,709
----------------------------------------------------------------------------------------- ------------- ------------
See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
==================================================================================================================================
                                                                                                         Common        Accumulated
                                                                          Additional                      Stock      Comprehensive
                                                   Preferred    Common       Paid-in    Retained      Purchased            Income,
(amounts in thousands except share data)               Stock     Stock       Capital    Earnings           ESOP       Net of Taxes
----------------------------------------------- ------------ --------- ------------------------- -------------- ------------------
Balance December 31, 1997, as restated               $10,286      $449      $103,655     $94,244         ($955)             ($467)
----------------------------------------------- ------------ --------- ------------------------- -------------- ------------------
Exercise of stock options and warrants
    - 952,061 shares                                                 9         4,170
Purchase of common stock
    by 401(k) plan - 4,474 shares                                                 43
Conversion of preferred stock series "C"
    into common stock - 1,463,347 shares             (9,440)        15         9,425
Cash redemption of preferred stock series "C"           (50)
Conversion of pooled company preferred stock
    into common stock - 111,660 shares                 (796)         1           795
Cash dividends - common stock                                                            (6,795)
Cash dividends paid by pooled company
    - common stock                                                                       (2,669)
Cash dividends - preferred stock series "C"
    ($27 paid by pooled company)                                                           (229)
Amortization of deferred compensation
    - ESOP &  RRP                                                              2,712                        955
Net loss                                                                                (11,659)
Net income of pooled Company for three months
    ended December 31, 1997                                                                2,531
Changes in accumulated other comprehensive
    income, net of taxes                                                                                                     2,172
----------------------------------------------- ------------ --------- ------------------------- -------------- ------------------
Balance December 31, 1998                                          474       120,800      75,423                             1,705
=============================================== ============ ========= ========================= ============== ==================
Acquisition of pooled company                                       24         7,494       2,465
Exercise of stock options and warrants - 693,641                     7         4,355
Cash dividends - common stock                                                            (2,887)
Cash dividends paid by pooled company
    - common stock                                                                         (289)
Net income                                                                                 5,552
Changes in accumulated other comprehensive
    income, net of taxes                                                                                                   (2,861)
----------------------------------------------- ------------ --------- ------------------------- -------------- ------------------
Balance March 31, 1999 (unaudited)                                $505      $132,649     $80,264                          ($1,156)
=============================================== ============ ========= ========================= ============== ==================
See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================================================
                                                                                    Three Months Ended March 31,
                                                                                          (Unaudited)
(amounts in thousands except per share data)                                              1999              1998
----------------------------------------------------------------------------------------------------------------
Operating Activities:                                                                                 (Restated)
Net  income                                                                             $5,552            $5,376
Adjustments to reconcile net  income to net cash
provided by operating activities
Provision for loan losses                                                                  500             2,913
Depreciation and amortization                                                            2,014             1,563
Amortization of deferred loan fees and costs                                               229               726
Gain on sales of loans                                                                   (952)           (2,636)
Loans originated for sale                                                             (26,900)           (5,235)
Purchase of loans for sale                                                             (7,986)
Sale of loans and loan participation certificates                                       68,301           170,802
Purchase of trading securities                                                                          (31,601)
Sale of trading securities                                                                                36,211
Net gain on sale of investments available-for-sale                                        (96)             (359)
Other - net                                                                            (4,193)            14,064
----------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                               36,469           191,824
----------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired from pooled company                                  18,975
Purchase of investments available-for-sale                                            (71,787)         (163,054)
Proceeds from sales of investments available- for- sale                                 37,430            80,320
Maturities and calls of investments held to maturity                                                         540
Principal payments on securities                                                        40,551            18,239
Loans purchased for investment                                                        (14,831)          (35,275)
Net decrease (increase) in loans                                                        48,908          (50,058)
Purchases of property and equipment                                                    (5,334)           (1,131)
Proceeds from the sales of repossessed automobiles                                         831             1,270
Other - net                                                                                507             3,029
----------------------------------------------------------------------------------------------------------------
Net cash provided by  (used in)  investing activities                                   55,320         (146,120)
----------------------------------------------------------------------------------------------------------------
Financing Activities:
Net increase in demand deposits, NOW accounts, Money Market accounts
 and savings accounts                                                                  265,648           38,104
Net decrease in time deposits                                                         (287,128)          (4,150)
Decrease in FHLB advances                                                               (6,099)          (6,139)
Repurchase of senior debentures                                                         (2,027)
Net decrease in securities sold under agreements to repurchase                            (430)         (15,186)
Cash dividends - common and preferred                                                   (3,176)          (2,190)
Other - net                                                                               4,768            (407)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                    (28,444)           10,184
----------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                    63,345           55,888
Adjustments to reconcile for different year ends of pooled companies:
             Net income for three months ended December 31, 1997                                           2,531
             Cash dividends paid by pooled companies                                                       (912)
             Other cash flows - net                                                                       30,022
Cash and cash equivalents at beginning of year                                          162,166          243,934
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $225,511         $331,463
----------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
             Cash paid for income taxes                                                    $165           $1,550
             Cash paid for interest on deposits and other borrowings                    $27,598          $27,857
Supplemental schedule of non-cash investing activities:
             Repossessed automobiles acquired in settlement of loans                     $1,580           $1,961
             Real estate acquired in settlement of loans                                 $1,442             $503
================================================================================================================
See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

1.           Basis of Presentation

                      The   accompanying    unaudited   condensed   consolidated
             financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank" or "Republic"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of March 31, 1999 and December 31, 1998, and the results of operations, comprehensive income and cash flows for the three months ended March 31, 1999.

                      The   accompanying    unaudited   condensed   consolidated
             financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1998.

                      The balance  sheet at December  31, 1998 has been  derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                      The condensed  consolidated  financial  statements include the accounts of the Company and its wholly owned subsidiary, and include the accounts and results of operations of Northside Bank of Tampa ("Northside") since January 1, 1999. The merger between the Company and Northside, which was accounted for as a pooling of interests, did not meet the conditions of a significant subsidiary as stated in Article 11 of Regulation S-X; therefore, prior periods have not been restated to include the accounts and results of operations of Northside.

2.           Merger and Branch Purchase

                      On February 26, 1999, RSFC  consummated the acquisition of
             Northside and RSFC issued 2,467,956 shares of its common stock for all outstanding shares of Northside. Northside shareholders received 3.64 shares of RSFC stock for each share of Northside common stock. The transaction was accounted for as a pooling of interests and resulted in RSFC acquiring assets of approximately $74.6 million, including total loans of $39.6 million, total deposits of $63.6 million and equity of $9.9 million.

                      On  March  29,  1999,   Republic   executed  a  definitive
             agreement to acquire nine in-store branches from First National Bank of Central Florida ("FNBCF"). Under the terms of the agreement, Republic will acquire nine branches operating in Kash 'N Karry supermarkets and assume approximately $28.3 million in deposits. The transaction is subject to approval by the State of Florida Banking Department and the Federal Reserve Bank and is expected to close in June 1999.

3.           Non-Performing Assets and Allowance for Loan Losses

          At March 31, 1999, the Bank had $20.5 million in non-performing assets compared to $16.6 million at December 31, 1998(loans 90 days or more past due, other real estate owned and repossessed assets)primarily due to an increase in residential mortgage loans. Non performing loans are not expected to continue to increase in future periods as the increase at March 31, 1999 is related to issues associated with a transition in the collections manager and the integration of the collection areas of First Bank and Republic. The provision for loan losses was $500,000 and $2.9 million for the three months ended March 31, 1999 and 1998, respectively. The provision for loan losses includes a charge of $300,000 for the three months ended March 31, 1999 to conform Northside's accounting and credit policies to those of Republic. A $2.2 million additional provision was recorded in the quarter ended March 31, 1998, relating primarily to a pooled company's indirect automobile loan portfolio which began originating indirect automobile loans in large volumes in August 1995 and continued through September 1996, at which time the pooled company ceased its originations of indirect automobile loans. The additional provision was based on an evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral.

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

                      In the normal course of business,  the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled $25.9 million at March 31, 1999.

                      The  allowance  for loan losses is  maintained  at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

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

                      At  March  31,  1999,   the  Bank  had   adjustable   rate
             commitments to extend credit of approximately $295.6 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

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

5.           Earnings per Common Share

                      The following table sets forth the computation of basic and diluted earnings per share:

================================================================================================
                                                                      Three Months Ended
                                                                            March 31,
                                                                           (unaudited)
(In thousands except per share data)                                      1999             1998
-------------------------------------------------------------- ----------------- ---------------
Numerator:
Net income                                                                $5,552          $5,376
Preferred stock dividends                                                                  (179)
-------------------------------------------------------------- ----------------- ---------------
Numerator for basic earnings per share                                     5,552           5,197
Effect of dilutive securities:
             Preferred stock dividends
-------------------------------------------------------------- ----------------- ---------------
Numerator for diluted earnings per share                                  $5,552          $5,197
============================================================== ================= ===============
Denominator:
Denominator for basic earnings per share - weighted-average shares        50,500          45,017
Effective of dilutive securities:
             Employee stock options                                          736           1,398
-------------------------------------------------------------- ----------------- ---------------
Dilutive potential common shares                                             736           1,398
-------------------------------------------------------------- ----------------- ---------------
Denominator for diluted earnings per share                                51,236          46,415
============================================================== ================= ===============
Basic earnings per share                                                   $0.11           $0.11
Diluted earnings per share                                                 $0.11           $0.11
============================================================== ================= ===============

ITEM 2:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATIONS

              Comparison of the Three months ended March 31, 1999 and 1998

Results of Operations

             The Company had net income of $5.6 million or $0.11 diluted earnings per common share for the three months ended March 31, 1999, compared to $5.4 million or $0.11 diluted earnings per common share for the three months ended March 31, 1998. Excluding merger related expenses the Company's net income was $7.9 million or $0.16 diluted earnings per common share for the three months ended March 31, 1999, compared to $5.4 million or $0.11 diluted earnings per common share for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 included pretax merger related expenses of approximately $2.4 million primarily associated with the acquisition of Northside Bank of Tampa on February 26, 1999. Net interest income increased $1.3 million or 6% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Non-interest income decreased $1.3 million while operating expenses (excluding merger expenses) increased $131,000 or .72% for the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

Net Interest Income

             Net interest income for the three months ended March 31, 1999 increased $1.3 million compared to the three months ended March 31, 1998 due to a decrease of $324,000 in interest income offset by a decrease of $1.7 million in interest expense. Interest income decreased due to a decrease in loan yield of 34 basis points for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The prime interest rate decreased from 8.50% at the beginning of 1998 to 7.75% by year end, which resulted in an increase in residential loan refinancings and to a lesser extent refinancings of commercial loans (business and real estate) as well as repricing of adjustable rate assets. Interest expense decreased due to the declining rate environment, the Bank's strategy to reduce overall rates paid on certificate of deposits, and decreasing the balance of certificates of deposit outstanding and increasing the balances of non interest-bearing and low interest-bearing deposits. Since the acquisition of First Palm Beach Bancorp ("FPBB"), the Bank has lowered interest rates offered in the former First Bank of Florida ("First Bank") offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. During the three months ended March 31, 1999 certificate of deposit balances from the former First Bank deposit base decreased approximately $53.0 million. In addition, the Company has repurchased $6.5 million of its 10.35% senior debentures due June 2002 in an effort to further reduce the cost of interest-bearing liabilities.

Provision for Loan Losses

             The provision for loan losses decreased $2.4 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, due primarily to a $2.2 million additional provision made in the quarter ended March 31, 1998, relating primarily to a pooled company's indirect automobile loan portfolio which began originating indirect automobile loans in large volumes in August 1995 and continuing through September 1996, at which time the pooled company ceased its originations of indirect automobile loans. The additional provision was based on an evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral. For the three months ended March 31, 1999 the Bank recorded $300,000 in merger related provision adjustments to conform Northside's credit policies to those of the Bank.

Non-Interest Income

             Non-interest income decreased $1.3 million for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to a decrease of $1.7 million in gain on sale of loans, an increase of $571,000 in service charges on deposit accounts and a decrease of $263,000 in gain on sale of investments. The increase in service charges on deposit accounts is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. In addition, certain deposit fees were increased in March of 1998 contributing slightly to the increase in service charges on deposits. The decrease in gain on sale of loans is due to a decrease in the amount of loans sold during the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The decrease in gain on sale of investments is due to a decrease in the volume of investments sold during the three months ended March 31, 1999 compared to the three months ended March 31, 1998.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
Operating Expenses

             Operating expenses (excluding merger expenses) increased $131,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The increase in operating expenses is primarily due to decreases of $800,000 in employee compensation and benefits, $92,000 in professional fees , $180,000 in advertising and promotions and $56,000 in insurance expense offset by an increase of $104,000 in communications expense, an increase of $886,000 in occupancy expenses and an increase of $269,000 in other expenses. The decrease in employee compensation and benefits is due to a decrease of $340,000 related to the expense for Stock Appreciation Rights (SARs) accrual for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, plus cost savings realized as a result of the First Bank merger in October 1998. SARs expense was lower for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 as no additional accrual was necessary because the market price of RSFC's common stock has declined since December 31, 1998. Professional fees decreased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to decreases in legal expenses relating to legal matters and problem loans. The increase in communications expense is primarily due to the duplication of data lines utilized prior to the data conversion of First Bank in April 1999 as well as expansion of the banking center network. Occupancy expense increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to the opening of ten new branches located in Palm Beach, Broward, Dade, Martin and Alachua counties during 1998. Other operating expenses increased for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily due to the Bank's overall growth and franchise expansion.

Provision for Income Taxes

             The provision for income taxes decreased $100,000 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 due to an increase in income before income taxes of $76,000 offset by a decrease in the effective tax rate.

Liquidity, Sources of Capital and Capital Requirements

             The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to judgements by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of March 31, 1999, the Bank exceeded all capital adequacy requirements to which it is subject.

             On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

             Cash and cash equivalents increased by approximately $63.3 million during the three months ended March 31, 1999. The increase in cash is due primarily to decreases in loans from loan sales and pay downs offset by a decrease in FHLB advances offset by a $42.0 million increase in deposits.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
             The following table shows the capital amounts and ratios of the Bank at March 31, 1999:

====================================================================================================================
(Dollars in thousands)                                                                   Amount                Ratio
------------------------------------------------------------------------- --------------------- --------------------
Total risk based capital                                                               $229,756               13.63%
Tier 1 risk based capital                                                              $203,481               12.08%
Leverage capital                                                                       $203,481                6.74%
------------------------------------------------------------------------- --------------------- --------------------

             The most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At March 31, 1999, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

Financial Condition

As of March 31, 1999, total assets increased approximately $39.3 million from December 31, 1998. The acquisition of Northside on February 26, 1999, contributed $74.6 million in total assets, $39.6 million in net loans, $9.8 million in investments, $18.9 million in cash and $6.4 million in property and equipment and other assets. Loans-net and loans held for sale decreased approximately $31.7 million, investments remained unchanged and cash and cash equivalents increased $63.3 million. Excluding the effects of the Northside acquisition, total assets decreased $35.5 million primarily due to certificate of deposit run-off. Consistent with managements plan to reduce the amount of certificate of deposits and income transaction accounts. Advances from borrowers for taxes and insurance increased $5.6 million due to the accumulation of escrow payments related primarily to residential loans, and bank drafts payable decreased $11.2 million related to an increased amount of loan funding checks issued at the end of December 1998.

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

             As of March 31, 1999, the Bank had completed the awareness, inventory and assessment phases and has substantially completed the remediation and testing phases. The majority of the testing was substantially complete by March 31, 1999. The Bank is utilizing both internal and external resources to upgrade, replace and test hardware, software and third party vendor programs. Through formal communication, the Bank's primary data processing vendor and the majority of other critical vendors have indicated their IT systems are or will be Year 2000 compliant and tested before Year 2000. The Bank has also contacted all of its significant commercial loan customers to determine the borrower's ability and readiness to become Year 2000 compliant. Approximately 60%

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

of the loan customers contacted have responded and the Bank has not identified any significant issues with those customers. The Bank anticipates completing all the phases within three months but no later than October 31, 1999.

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

     The Bank has begun developing comprehensive contingency plans designed to ensure the continuity of critical business processes before and after December 31, 1999. The contingency plans will include reasonably likely Year 2000 failure scenarios for its critical business processes, procedures designed to reduce the impact on the Bank and methods of returning to normal operations. The Bank expects contingency planning to be substantially complete by July 31,1999.

             The foregoing Year 2000 discussion contains "forward-looking statements"within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation, anticipated costs and the dates by which the Bank expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

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

             The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, commitments to sell loans, and increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits. The following table presents the Company's exposure to interest rate risk at March 31, 1999:

============================================================================================================
                                                                              March 31, 19991
                                            ---------------------------------------------------------------
                                            One Year or
                                                Less      1 to 3 Years 3 to 5 Years Over 5 Years   Total
                                            ------------- ----------- ------------ ----------- ------------
                                                                (Dollars in thousands)
============================================================================================================

Total interest-earning assets                  $1,370,679    $507,660     $225,764    $591,209   $2,695,312
Total interest-bearing liabilities              1,949,704     309,835      162,042      76,463    2,498,044
                                                ---------     -------      -------      ------    ---------
Interest rate sensitivity gap                  ($579,025)    $197,825      $63,722    $514,746     $197,268
                                               ==========    ========      =======    ========     ========
Cumulative interest rate sensitivity gap       ($579,025)  ($381,200)   ($317,478)    $197,268
                                               ==========  ==========   ==========    ========
Cumulative interest rate sensitivity gap
 as a percent of total assets                     (19.1)%     (12.6)%      (10.5)%        6.5%
                                               ==========  ===========  ==========    ========

===================================================== ============== =========== ============ ======================

       1 In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money Market and savings account balances are included in one year or less. NOW account deposits are included in one year or less. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Company. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank is committed to fund $295.6 million in new loans and $44.9 million in construction loans-in-process at March 31, 1999. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to manage the effects that interest rate fluctuations have on income.

         The current potential changes in future earnings relating to financial assets and liabilities as of March 31, 1999 are as follows:

================================================================================
                      Potential Change in Future Earnings 2
                                                             1999          2000
------------------------------------------------- ------------------------------
Interest Rate Change in Basis Points:
+ 100                                                       1.40%          4.59%
-  100                                                      2.49%        (1.76)%
================================================================================

         2 The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other non-maturity deposits and loan and investment prepayment rates. Money market and savings deposit accounts are assumed to have the following lag characteristics in an increasing rate environment: the Bank will recognize a 25 basis point increase at nine months and an additional 25 basis point increase at twelve months following an increase in the market rate. NOW accounts are considered to be non-interest sensitive in an increasing rate environment. Money market and savings deposit accounts are assumed to have the following characteristics in a decreasing rate environment: the Bank will recognize a 50 basis point decrease at three months and an additional 50 basis point decrease at nine months following a decrease in the market rate. Certificates of deposits will recognize a 50 basis point increase upon repricing and a 65 basis point decrease upon repricing following an increase or decrease in the market rate. These lag assumptions are based on a three year analysis of changes to the Bank's rates compared to changes in the market rates. Loan and investment prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing, but may react in different degrees to changes in market interest rates.

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

ITEM 2:  Changes in Securities and Use of Proceeds

         Northside

              On February 26, 1999, in connection with the Agreement and Plan of Merger, dated as of September 11, 1998, by and among the Company, Republic Security Bank and Northside, the Company issued 2,467,956 shares of RSFC Common Stock in exchange for the 633,754 shares of Northside common stock, par value $5.00 per share, outstanding on February 26, 1999 (the "Northside Merger"). The Company effected the Northside Merger in reliance on the exemption from registration provided under Section 3(a)(10) under the Securities Act. Beginning on February 8, 1999 and concluding on February 9, 1999, the Florida Banking Department (the "Department") held a public hearing on the approval of the Northside Merger during which the Department reviewed the Northside Merger based on the following criteria: (1) the resulting bank meets all the capital requirements of state law as to the formation of a new state bank; (2) the capital structure of the resulting bank, including surplus, is adequate; (3) the valuation is fair; and (4) the merger is not contrary to public interest. On February 25, 1999, the Department issued its Report on Public Hearing (the February 25, 1999 Report") in which the Department stated that "the terms and conditions of the merger are fair to all parties, the merger valuation for each shareholder is fair to all parties, the merger is not contrary to the public's interest and the resulting bank meets all the capital requirements of state law as to the formation of a new state bank and the capital structure of the resulting bank, including surplus, is adequate." On February 25, 1999, the Department issued a Final Order confirming the February 25, 1999 Report and approving the Northside Merger.

ITEM 3:  Defaults Upon Senior Securities

              Not applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders

              The annual meeting of shareholders of Republic Security Financial Corporation was held on April 28, 1999. The following matters were voted upon:

              1. Election of seven directors, each for a term of three years, one director for a term of one year and one director for a term of two years.

              2. Approval of an amendment to the Republic Security Financial Corporation Performance Incentive Plan ("the Plan") increasing the share limit on the number of stock options, restricted stock awards and other stock-based incentive awards that may be made to any one participant in one calendar year from 100,000 to 750,000.

                           The  results  of the  votes  for  each  of the  above
matters are as follows:

===============================================================================================================
                                          Votes Cast:                                                Broker
          Matter                      For            Against          Withheld         Abstain      Non-vote
===============================================================================================================
1.   1 year term

     R. Randy Guemple             38,395,786                           4,150,534                       N/A

     2 year term

     Fred A. Greene               38,515,606                           4,030,714                       N/A

     3 year term

     Johnny Adcock                38,358,099                           4,188,221                       N/A
     Mary Anna Fowler             38,356,380                           4,189,940
     Thomas J. Langan, Jr.        38,355,542                           4,190,778
     Carol R. Owen                38,358,199                           4,188,121
     Richard C. Rathke            38,356,799                           4,189,521
     Rudy E. Schupp               38,373,001                           4,173,319
     Daniel Sokoloff              38,406,553                           4,139,767

2.                                33,367,355         8,837,004                          341,953        N/A
===============================================================================================================

ITEM 5:  Other Information

                  Not applicable.


ITEM 6:  Exhibits and Reports on Form 8-K

      (a)      The following exhibits are filed as part of this report:

               27       Financial Data Schedule (for SEC use only).

      (b) No Reports on Form 8-K were filed during the three months ended March 31, 1999.

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Republic Security Financial Corporation
                                                      (Registrant)




Date:    May 14, 1999                    /s/ Richard J. Haskins
         ------------                    -----------------------------------
                                         Richard J. Haskins
                                         Executive Vice President & CFO
                                        (Principal Financial Officer)




Date:    May 14, 1999                   /s/ Carla H. Pollard
         ------------                   --------------------------
                                        Carla H. Pollard
                                        Vice President/Controller
                                        (Duly Authorized Officer)