Form 10-Q
period 1999-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1999-08-13
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to  __________________

         Commission file number 0-14671
                                --------

                     REPUBLIC SECURITY FINANCIAL CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

 FLORIDA                                     59-2335075
 --------                                   ---------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)              Identification No.)


             450 South Australian Avenue, West Palm Beach, FL 33401
              -----------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Class                                   Outstanding as of August 6 , 1999
-----                                   ---------------------------------
Common Stock                            50,585,417
par value $.01 per share

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX


                                                                                                            PAGE
             Safe  Harbor   Statement   Under  the  Private   Securities
             Litigation Reform Act of 1995 for Forward-Looking Information...................................1


PART I:      FINANCIAL INFORMATION

Item 1:      Financial Statements:
             Condensed Consolidated Statements of Financial Condition
             June 30, 1999 and December 31, 1998..............................................................2

             Condensed Consolidated Statements of Income for the
             three months ended June 30, 1999 and 1998........................................................3

             Condensed Consolidated Statements of Income for the
             six months ended June 30, 1999 and 1998..........................................................4

             Condensed Consolidated Statements of Comprehensive Income for the
             three and six months ended June 30, 1999 and 1998................................................5

             Condensed Consolidated Statements of Shareholders' Equity
             for the six months ended June 30, 1999 and the year ended December 31, 1998......................6

             Condensed Consolidated Statements of Cash Flows for the
             six months ended June 30, 1999 and 1998..........................................................7

             Notes to Condensed Consolidated Financial Statements.............................................8

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................11

Item 3:      Quantitative and Qualitative Disclosures about Market Risk......................................16

PART II:     OTHER INFORMATION

Item 1:      Legal Proceedings...............................................................................18

Item 2:      Changes in Securities and Use of Proceeds.......................................................18

Item 3:      Defaults Upon Senior Securities.................................................................18

Item 4:      Submission of Matters to a Vote of Security Holders.............................................18

Item 5:      Other Information...............................................................................18

Item 6:      Exhibits and Reports on Form 8-K................................................................18

             Signatures......................................................................................19

         Safe Harbor Statement Under the Private Securities Litigation
               Reform Act of 1995 for Forward-Looking Information

     Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which Republic Security Financial Corporation, its wholly-owned subsidiary, Republic Security Bank and, for the period beginning July 30, 1999, the Bank's wholly-owned subsidiary, RS Maritime Corporation d/b/a First New England Financial, operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services. Other factors, such as the general state of the economy, could also cause actual results to vary materially from the future results covered in such forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

             All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company.

PART I - FINANCIAL INFORMATION
ITEM 1:

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
======================================================================================================================
                                                                                           June 30,      December 31,
(amounts in thousands except share and per share data)                                        1999               1998
---------------------------------------------------------------------------------- ----------------- -----------------
Assets                                                                                     (unaudited)
Cash and amounts due from depository institutions                                            $65,930           $46,575
Interest-bearing deposits in other financial institutions                                    146,474           114,471
Federal funds sold                                                                             7,802             1,120
---------------------------------------------------------------------------------- ----------------- -----------------
     Cash and cash equivalents                                                               220,206           162,166
Investments available-for-sale                                                               685,849           722,913
Investments held to maturity (Market value of $146,848 and $6,422 at
     June 30, 1999 and December 31, 1998, respectively)                                      151,816             6,363
Loans receivable - net                                                                     1,755,894         1,959,300
Loans held for sale (Market value of $102,840 and $16,272 at June 30, 1999
     and December 31, 1998, respectively)                                                    101,520            16,000
Property and equipment - net                                                                  63,310            51,008
Other real estate owned - net                                                                  3,669             2,463
Federal Home Loan Bank Stock                                                                  29,814            23,754
Goodwill - net                                                                                11,617            11,961
Accrued interest receivable                                                                   16,402            15,378
Other assets                                                                                  43,527            36,426
---------------------------------------------------------------------------------- ----------------- -----------------
Total                                                                                     $3,083,624        $3,007,732
================================================================================== ================= =================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                                  $2,213,790        $2,304,855
Federal Home Loan Bank advances and other borrowings                                         456,630           410,368
Securities sold under agreements to repurchase                                               112,193             9,144
Senior debentures, net of unamortized issuance costs                                          25,594            27,518
Advances from borrowers for taxes and insurance                                               22,695             7,677
Bank drafts payable                                                                           19,426            27,706
Other liabilities                                                                             23,829            22,062
---------------------------------------------------------------------------------- ----------------- -----------------
Total liabilities                                                                          2,874,157         2,809,330
---------------------------------------------------------------------------------- ----------------- -----------------
Commitments and contingencies
Shareholders' equity:
Common  stock $.01 par value;  500,000,000  shares  authorized;  50,568,990  and
   47,370,265 shares issued and outstanding at
   June 30, 1999 and December 31, 1998, respectively                                             506               474
Additional paid-in capital                                                                   132,718           120,800
Retained earnings                                                                             85,687            75,423
Accumulated other comprehensive (loss) income, net of taxes                                  (9,444)             1,705
---------------------------------------------------------------------------------- ----------------- -----------------
Total shareholders' equity                                                                   209,467           198,402
---------------------------------------------------------------------------------- ----------------- -----------------
Total                                                                                     $3,083,624        $3,007,732
================================================================================== ================= =================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
================================================================================================  ====================
                                                                                               Three Months Ended
                                                                                                     June 30,
(amounts in thousands except per share data)                                                1999                  1998
                                                                                                            (restated)
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Income:                                                                     (unaudited)           (unaudited)
Interest and fees on loans                                                               $39,622               $38,114
Interest and dividends on investments                                                     13,171                13,005
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          52,793                51,119
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Expense:
Interest on deposits                                                                      20,726                23,152
Interest on borrowings                                                                     6,641                 6,298
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          27,367                29,450
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income                                                                       25,426                21,669
Provision for loan losses                                                                    300                   380
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income after provision for loan losses                                       25,126                21,289
-------------------------------------------------------------------------  ---------------------  --------------------
Non-interest Income:
Service charges on deposit accounts                                                        2,848                 2,568
Net gain on sales of loans                                                                 1,363                   470
Net gain on sales of investments available-for-sale                                           81                 1,454
Other income                                                                               2,832                 1,556
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                           7,124                 6,048
-------------------------------------------------------------------------  ---------------------  --------------------
Operating Expenses:
Employee compensation and benefits                                                         8,955                10,159
Occupancy and equipment                                                                    4,864                 3,813
Professional fees                                                                            503                   786
Advertising and promotion                                                                    358                   850
Communications                                                                               561                   710
Insurance                                                                                    458                   511
Other                                                                                      3,342                 2,969
Merger expenses                                                                                                     50
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          19,041                19,848
-------------------------------------------------------------------------  ---------------------  --------------------
Income before income taxes                                                                13,209                 7,489
Income tax expense                                                                         4,755                 2,835
-------------------------------------------------------------------------  ---------------------  --------------------
Net income                                                                                $8,454                $4,654
=========================================================================  =====================  ====================
Income  applicable to common stock                                                        $8,454                $4,604
=========================================================================  =====================  ====================
Per share data:
Basic  earnings                                                                            $0.17                 $0.10
Diluted earnings                                                                           $0.17                 $0.10
Dividends                                                                                  $0.06                 $0.05
-------------------------------------------------------------------------  ---------------------  --------------------
Weighted average common shares and common stock equivalents outstanding:
    Basic                                                                                 50,569                45,011
    Diluted                                                                               51,174                47,719
=========================================================================  =====================  ====================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
================================================================================================  ====================
                                                                                                Six Months Ended
                                                                                                     June 30,
(amounts in thousands except per share data)                                                1999                  1998
                                                                                                            (restated)
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Income:                                                                     (unaudited)           (unaudited)
Interest and fees on loans                                                               $79,513               $78,365
Interest and dividends on investments                                                     25,569                25,367
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                         105,082               103,732
-------------------------------------------------------------------------  ---------------------  --------------------
Interest Expense:
Interest on deposits                                                                      43,313                45,719
Interest on borrowings                                                                    12,399                13,733
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          55,712                59,452
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income                                                                       49,370                44,280
Provision for loan losses                                                                    800                 3,293
-------------------------------------------------------------------------  ---------------------  --------------------
Net interest income after provision for loan losses                                       48,570                40,987
-------------------------------------------------------------------------  ---------------------  --------------------
Non-interest Income:
Service charges on deposit accounts                                                        5,965                 5,114
Net gain on sales of loans                                                                 2,315                 3,106
Net gain on sales of investments available-for-sale                                          177                 1,813
Other income                                                                               4,641                 3,250
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          13,098                13,283
-------------------------------------------------------------------------  ---------------------  --------------------
Operating Expenses:
Employee compensation and benefits                                                        17,965                19,969
Occupancy and equipment                                                                    9,286                 7,349
Professional fees                                                                            919                 1,294
Advertising and promotion                                                                    656                 1,328
Communications                                                                             1,276                 1,321
Insurance                                                                                    920                 1,029
Other                                                                                      6,321                 5,679
Merger expenses                                                                            2,381                   153
-------------------------------------------------------------------------  ---------------------  --------------------
                                                                                          39,724                38,122
-------------------------------------------------------------------------  ---------------------  --------------------
Income before income taxes                                                                21,944                16,148
Income tax expense                                                                         7,938                 6,118
-------------------------------------------------------------------------  ---------------------  --------------------
Net income                                                                               $14,006               $10,030
=========================================================================  =====================  ====================
Income  applicable to common stock                                                       $14,006                $9,828
=========================================================================  =====================  ====================
Per share data:
Basic  earnings                                                                            $0.28                 $0.22
Diluted earnings                                                                           $0.27                 $0.21
Dividends                                                                                  $0.12                 $0.10
-------------------------------------------------------------------------  ---------------------  --------------------
Weighted average common shares and common stock equivalents outstanding:
    Basic                                                                                 50,530                44,637
    Diluted                                                                               51,177                46,854
=========================================================================  =====================  ====================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
====================================================================================================================
                                                                                                Three Months Ended
                                                                                                     June 30,
(amounts in thousands)                                                                         1999             1998
                                                                                                          (restated)
----------------------------------------------------------------------------------- --------------- ----------------
                                                                                        (unaudited)      (unaudited)
Net income                                                                                   $8,454           $4,654
Other comprehensive income, net of tax:
      Unrealized (loss) gain on investments available-for-sale
         arising during the period,
         net of taxes of ($4,868) and $1,042 in 1999 and 1998, respectively                 (8,237)            2,619
      Reclassification adjustment for amounts realized on sale of investments included in net income, net
         of taxes of ($30) and ($550) in 1999 and 1998, respectively                           (51)            (904)
----------------------------------------------------------------------------------- --------------- ----------------
Comprehensive income                                                                           $166           $6,369
====================================================================================================================
                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                               1999             1998
                                                                                                          (restated)
----------------------------------------------------------------------------------- --------------- ----------------
                                                                                        (unaudited)      (unaudited)
Net income                                                                                  $14,006          $10,030
Other comprehensive income, net of tax:
      Unrealized (loss) gain on investments available-for-sale
         arising during the period, net of taxes of
         ($6,548) and $637 in 1999 and 1998, respectively                                  (11,037)            2,176
     Reclassification adjustment for amounts realized on
         sale of investments included in net income, net
         of taxes of ($65) and ($685) in 1999 and 1998, respectively                          (112)          (1,128)
----------------------------------------------------------------------------------- --------------- ----------------
Comprehensive income                                                                         $2,857          $11,078
====================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
====================================================================================================================================
                                                                                                            Common    Accumulated
                                                                              Additional                     Stock  Comprehensive
                                                   Preferred        Common       Paid-in       Retained  Purchased (Loss) Income,
(amounts in thousands except share data)               Stock         Stock       Capital       Earnings       ESOP   Net of Taxes
----------------------------------------------- ------------  ------------ -------------  ------------- ---------- --------------
Balance December 31, 1997                            $10,286          $449      $103,655        $94,244     ($955)         ($467)
----------------------------------------------- ------------  ------------ -------------  ------------- ---------- --------------
Exercise of stock options
    and warrants - 952,061 shares                          9         4,170
Purchase of common stock
    by 401(k) plan - 4,474 shares                                                     43
Conversion of preferred stock series "C"
    into common stock - 1,463,347 shares             (9,440)            15         9,425
Cash redemption of preferred stock series "C"           (50)
Conversion of pooled company preferred stock
    into common stock - 111,660 shares                 (796)             1           795
Cash dividends - common stock                                                                   (6,795)
Cash dividends paid by pooled Company
    - common stock                                                                              (2,669)
Cash dividends - preferred stock series "C"
    ($27 paid by pooled company)                                                                  (229)
Amortization of deferred compensation
    - ESOP &  RRP                                                                  2,712                       955
Net loss                                                                                       (11,659)
Net income of pooled company for three months
    ended December 31, 1997                                                                       2,531
Changes in accumulated other comprehensive (loss)
    income, net of taxes                                                                                                    2,172
----------------------------------------------- ------------  ------------ -------------  ------------- ---------- --------------
Balance December 31, 1998                                              474       120,800         75,423                     1,705
=============================================== ============  ============ =============  ============= ========== ==============
Acquisition of pooled company                                           23         7,089          2,465
Exercise of stock options and
    warrants - 891,861 shares                                            9         4,829
Cash dividends - common stock                                                                   (5,918)
Cash dividends paid by pooled company
    - common stock                                                                                (289)
Net income                                                                                       14,006
Changes in accumulated other comprehensive (loss)
    income, net of taxes                                                                                                 (11,149)
----------------------------------------------- ------------  ------------ -------------  ------------- ---------- --------------
Balance June 30, 1999 (unaudited)                                     $506      $132,718        $85,687                  ($9,444)
=============================================== ============  ============ =============  ============= ========== ==============

See notes to condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================================
                                                                                          Six Months Ended June 30,
                                                                                           (Unaudited)   (restated)
(amounts in thousands)                                                                       1999              1998
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
Net  income                                                                               $14,006           $10,030
Adjustments to reconcile net  income to net cash provided by operating activities
Provision for loan losses                                                                     800             3,293
Depreciation and amortization                                                               4,437             3,107
Amortization of deferred loan fees and costs                                                  183             1,378
Gain on sales of loans                                                                    (2,315)           (3,106)
Loans originated for sale                                                                (53,603)          (15,148)
Purchase of loans for sale                                                                (7,986)
Sale of loans and loan participation certificates                                         180,993           188,829
Purchase of trading securities                                                                             (31,601)
Sales of trading securities                                                                                  36,211
Net gain on sale of investments available-for-sale                                          (177)           (1,813)
Other - net                                                                                12,986             4,355
-------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                 149,324           195,535
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired from pooled company                                     18,975
Cash and cash equivalents acquired in branch purchase                                      24,694
Purchase of investments available-for-sale                                              (103,700)         (358,067)
Purchase of investments held to maturity                                                (147,999)
Proceeds from sales of investments available- for- sale                                    56,533           224,004
Maturities and calls of investments held to maturity                                        2,050             2,564
Principal payments on securities                                                           75,546            41,583
Loans purchased for investment                                                           (58,920)          (67,918)
Net decrease (increase) in loans                                                           92,070          (67,756)
Purchases of property and equipment                                                      (13,171)           (1,625)
Proceeds from the sales of repossessed automobiles                                          1,102             1,594
Other - net                                                                               (2,191)             9,989
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                    (55,011)         (215,632)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net (decrease) increase in demand deposits, NOW accounts, Money Market accounts
   and savings accounts                                                                  (19,198)            59,583
Net (decrease) increase in time deposits                                                (162,990)            19,113
Increase (decrease) in FHLB advances                                                       46,262          (81,278)
Repurchase of senior debentures                                                           (2,027)
Net increase (decrease) in securities sold under agreements to repurchase                 103,049          (20,247)
Cash dividends - common and preferred                                                     (6,207)           (4,338)
Other - net                                                                                 4,838            10,155
-------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                                    (36,273)          (17,012)
-------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                           58,040          (37,109)
Adjustments to reconcile for different year ends of pooled companies:
             Net income for three months ended December 31, 1997                                              2,531
             Cash dividends paid by pooled companies                                                          (912)
             Other cash flows - net                                                                          30,022
Cash and cash equivalents at beginning of year                                            162,166           243,934
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $220,206          $238,466
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
             Cash paid for income taxes                                                    $6,465            $4,605
             Cash paid for interest on deposits and other borrowings                      $54,328           $57,281
Supplemental Schedule of Non-Cash Investing Activities:
             Repossessed automobiles acquired in settlement of loans                       $2,344            $3,425
             Real estate acquired in settlement of loans                                   $3,684            $4,017
===================================================================================================================

See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

1.           Basis of Presentation

                      The   accompanying    unaudited   condensed   consolidated
             financial statements include the accounts of Republic Security Financial Corporation (the "Company" or "RSFC") and its wholly-owned subsidiary, Republic Security Bank (the "Bank" or "Republic"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Republic Security Financial Corporation and its subsidiary as of June 30, 1999 and December 31, 1998, and the results of operations and comprehensive income for the three and six months ended June 30, 1999 and 1998 and changes in cash flows for the six months then ended.

                      The   accompanying    unaudited   condensed   consolidated
             financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Republic Security Financial Corporation's annual report on Form 10-K for the year ended December 31, 1998.

                      The statement of financial  condition at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                      The condensed  consolidated  financial  statements include the accounts of the Company and its wholly-owned subsidiary, and include the accounts and results of operations of Northside Bank of Tampa ("Northside") since January 1, 1999. The merger between the Company and Northside, which was accounted for as a pooling of interests, did not meet the conditions of a significant subsidiary as set forth in Article 11 of Regulation S-X; therefore, prior periods have not been restated to include the accounts and results of operations of Northside.

2.           Branch Purchase

                      On June 11, 1999, Republic  consummated the acquisition of nine branches operating in Kash N' Karry supermarkets from First National Bank of Central Florida ("FNBCF"). In connection with this acquisition, the Bank assumed approximately $27.6 million in deposits. The purchase price was approximately $1.0 million, paid in cash.

3.           Non-Performing Assets and Allowance for Loan Losses

                      At  June  30,  1999,   the  Bank  had  $15.4   million  in
             non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets) compared to $16.6 million at December 31, 1998. The provision for loan losses was $300,000 and $380,000 for the three months ended June 30, 1999 and 1998, respectively.

                      Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced  as a  result  of many  factors  beyond  their  control including, among other things, changes in market conditions affecting the value of security and unrelated problems affecting the credit of the borrower. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.

                      In the normal course of business,  the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses which totaled $25.6 million at June 30, 1999 compared to $26.0 at December 31, 1998.

                      The  allowance  for loan losses is  maintained  at a level believed adequate by management to absorb estimated probable loan losses inherent in the loan portfolio. Management's periodic evaluation of the adequacy of the allowance is based on the

             Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates including the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

4.           Commitments and Contingencies

                      Commitments  to extend credit are  agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's credit worthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon an extension of credit is based on management's credit evaluation of the counter party.

                      At June 30, 1999, the Bank had adjustable rate commitments to extend credit of approximately $282.2 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

                      In  addition to the above  commitments,  there are various matters of litigation pending against the Company that management has reviewed with legal counsel. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

5.           Earnings per Common Share

                      The following table sets forth the computation of basic and diluted earnings per share:

=========================================================================================== ===========================
                                                                Three Months Ended June 30,  Six Months Ended June 30,
(Amounts in thousands except per share data)                              1999         1998         1999          1998
                                                                                    (restated)               (restated)
------------------------------------------------------------- ---------------- ------------ ------------ -------------
                                                                       (unaudited)                 (unaudited)
Numerator:
Net income                                                              $8,454       $4,654      $14,006       $10,030
Preferred stock dividends                                                              (50)                      (202)
------------------------------------------------------------- ---------------- ------------ ------------ -------------
Numerator for basic earnings per share                                   8,454        4,604       14,006         9,828
Effect of dilutive securities:
             Preferred stock dividends                                                   50                        202
------------------------------------------------------------- ---------------- ------------ ------------ -------------
Numerator for diluted earnings per share                                $8,454       $4,654      $14,006       $10,030
============================================================= ================ ============ ============ =============
Denominator:
Denominator for basic earnings per share - weighted average shares      50,569       45,011       50,530        44,637
Effective of dilutive securities:
             Employee stock options                                        605        1,812          647         1,727
             Convertible preferred stock                                                896                        490
------------------------------------------------------------- ---------------- ------------ ------------ -------------
Dilutive potential common shares                                           605        2,708          647         2,217
------------------------------------------------------------- ---------------- ------------ ------------ -------------
Denominator for diluted earnings per share                              51,174       47,719       51,177        46,854
============================================================= ================ ============ ============ =============
Basic earnings per share                                                 $0.17        $0.10        $0.28         $0.22
Diluted earnings per share                                               $0.17        $0.10        $0.27         $0.21
============================================================= ================ ============ ============ =============

             At June 30, 1999, 1,746,123 stock options at a weighted average exercise price of $9.28 were outstanding that could potentially dilute earnings per share in the future periods but were not included in the computation of diluted earnings per share for the three and six months ended June 30, 1999. The effect of these shares is antidilutive to diluted earnings per share for the three and six months ended June 30, 1999.

6.           Subsequent Event

     On July 30, 1999, Republic acquired the assets of First New England Financial ("FNEF"), a marine loan production operation, from Deere Credit, Inc. for approximately $6.7 million. Under the terms of the transaction, Republic acquired the brand name First New England Financial and the 1-800-BOAT-LOAN phone number, as well as proprietary loan processing software and professional staff in three regional offices located in Ft. Lauderdale, Florida, Shelton, Connecticut and Newport, California. In addition, FNEF has four satellite offices located in Alameda, California, Manasquan, New Jersey, Annapolis, Maryland and Portsmouth, Rhode Island. FNEF will operate as a wholly-owned subsidiary of Republic.

ITEM 2:         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                  AND RESULTS OF OPERATIONS

       Comparison of the Three and Six Months ended June 30, 1999 and 1998

Results of Operations

             The Company had net income of $8.5 million or $0.17 diluted earnings per common share for the three months ended June 30, 1999, compared to $4.7 million or $0.10 diluted earnings per common share for the three months ended June 30, 1998. Net income increased $3.8 million or 81% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Non-interest income increased $1.1 million while operating expenses (excluding merger expenses) decreased $757,000 or 3.8% for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The Company had net income of $14.0 million or $0.27 diluted earnings per common share for the six months ended June 30, 1999 compared to $10.0 million or $0.21 diluted earnings per common share for the six months ended June 30, 1998. Net interest income increased $5.1 million or 11.5% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. Non interest income decreased $185,000 or 1.4% while operating expenses (excluding merger expenses) decreased $626,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998.

Net Interest Income

     Net interest income for the three months ended June 30, 1999 increased $3.8 million compared to the three months ended June 30, 1998 due to an increase of $1.7 million in interest income and a decrease of $2.1 million in interest expense. Interest income increased primarily due to an increase of approximately $119.2 million in interest earning assets offset by a decrease in yield on interest earning assets for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The prime interest rate decreased from 8.50% at the beginning of 1998 to 7.75% at November 1998, which resulted in an increase in residential loan refinancings and, to a lesser extent, refinancings of commercial loans (business and real estate), as well as repricing of adjustable rate assets. Interest expense decreased due to the declining rate environment, the Bank's strategy to reduce overall rates paid on certificates of deposit, and a decrease in the balance of certificates of deposit outstanding and an increase in the balances of non interest-bearing and low interest-bearing deposits. Since the acquisition of First Palm Beach Bancorp ("FPBB"), the Bank has lowered interest rates offered in the former First Bank of Florida ("First Bank") branch offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. During the three months ended June 30, 1999 certificate of deposit balances, primarily from the former First Bank deposit base, decreased approximately $100 million. In addition, during the quarters ended December 31, 1998 and March 31, 1999 the Company purchased an aggregate of $6.5 million of its 10.35% Senior Debentures due June 2002 in an effort to further reduce the cost of interest-bearing liabilities. The cost of interest- bearing liabilities decreased approximately 50 basis points for the three months ended June 30, 1999, compared to the three months ended June 30, 1998. Net interest income increased $5.1 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to an increase of $1.4 million in interest income and a decrease of $3.7 million in interest expense. The increase in interest income for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 is due to an increase of approximately $111.0 million in interest earning assets offset by a 20 basis point decline in the yield.

Provision for Loan Losses

             The provision for loan losses decreased $80,000 and $2.5 million, respectively, for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998. The decrease in the provision for loan losses for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 is due to a $2.2 million additional provision made in the quarter ended March 31, 1998 relating to First Bank's indirect automobile loan portfolio. First Bank began originating indirect automobile loans in large volumes in August 1995 and continued through September 1996, at which time First Bank ceased its originations of indirect automobile loans. The additional provision was based on an evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral. The provision for loan losses for the six months ended June 30, 1999 reflects $300,000 in merger related provision adjustments to conform Northside's credit policies to those of the Bank, which was recorded at closing, February 26, 1999.

Non-Interest Income

             Non-interest income increased $1.1 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to an increase of $280,000 in service charges on deposit accounts and an increase of $1.3 million in other income offset by a decrease of $480,000 in gain on sales of investments and loans. The increase in service charges on deposit accounts is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------
charges. The increase in other income is due to a $1.1 million gain realized on the sale of real estate associated with one of the Bank's branch offices. The Bank will continue to operate a branch office at this location. Non interest income decreased $185,000 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to an increase of $851,000 in service charges on deposit accounts and a $1.4 million increase in other income offset by a decrease in net gain on sale of loans of $791,000 and a decrease in net gain on sales of investments of $1.6 million. The increase in service charges on deposit accounts is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. In addition, certain deposit fees were increased in March of 1998, contributing slightly to the increase in service charges on deposits. The decrease in gain on sales of loans is due to a decrease in the sales price received on loans sold as well as the decrease in the outstanding principal balance of loans sold to $181.0 million during the six months ended June 30, 1999 compared to $188.8 million for the six months ended June 30, 1998. The decrease in gain on sales of investments is due to $43.4 million of investments sold during the six months ended June 30, 1999 compared to $258.2 million sold during the six months ended June 30, 1998. The level of investment sales by the former First Bank was significantly higher than under the Bank's current strategy. The increase in other income is due primarily to a $1.1 million gain realized on the sale of one of the Bank's branch offices.

Operating Expenses

             Operating expenses decreased $807,000 for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. The decrease in operating expenses is primarily due to decreases of $1.2 million in employee compensation and benefits, $283,000 in professional fees, $492,000 in advertising and promotions and $149,000 in communications expense, offset by an increase of $1.1 million in occupancy expenses and an increase of $373,000 in other expenses. The decrease in employee compensation and benefits is primarily due to cost savings realized as a result of the First Bank merger in October 1998 and to a decrease of $285,000 related to the expense for Stock Appreciation Rights (SARs) accrual for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 offset by increased compensation expense associated with 15 new branch locations and additions to the Company's senior management. SARs expense was lower for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 as no additional accrual was necessary because the market price of RSFC's common stock has declined since December 31, 1998. Professional fees decreased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 primarily due to decreases in legal expenses relating to general corporate operations and problem loans. The decrease in advertising expense is due to cost savings realized as a result of the First Bank merger. The Bank's advertising and promotion strategy emphasizes direct calling to a greater extent than the previous strategy used by First Bank. Occupancy expense increased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 primarily due to the opening of ten new branches located in Palm Beach, Broward, Dade, Martin and Alachua counties during 1998, and an additional five new branches in 1999. Other operating expenses increased for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 primarily due to an increase of approximately $421,000 in data processing expenses resulting from the conversion of First Bank's in house data processing system to the Bank's outside data service bureau.

             Operating expenses, excluding merger related expenses, decreased $626,000 for the six months ended June 30, 1999, compared to the six months ended June 30, 1998. The decrease in operating expenses is primarily due to decreases of $2.0 million in employee compensation and benefits, $375,000 in professional fees, $672,000 in advertising and promotions and $109,000 in insurance expense offset by increases of $1.9 million in occupancy and equipment and $642,000 in other operating expenses. The decrease in employee compensation and benefits is primarily due to cost savings realized as a result of the First Bank merger in October 1998 and a decrease of $625,000 related to the expense for Stock Appreciation Rights (SARs) accrual for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. Professional fees decreased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to decreases in legal expenses relating to general corporate operations and problem loans. The decrease in advertising expense is due to cost savings realized as a result of the First Bank merger. Occupancy expense increased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to the opening of ten new branches located in Palm Beach, Broward, Dade, Martin and Alachua counties during 1998, and an additional five new branches in 1999. Other operating expenses increased for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily due to an increase of approximately $421,000 in data processing expenses resulting from the conversion of First Bank's in house data processing system to the Bank's outside data service bureau.

Provision for Income Taxes

             The provision for income taxes increased $1.9 million for the three months ended June 30, 1999 compared to the three months ended June 30, 1998 due to an increase in income before income taxes of $5.7 million offset by a reduction in the effective

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

tax rate from 38% to 36%. The effective tax rate decreased primarily due to a decrease in non deductible merger expenses. The provision for income taxes increased $1.8 million for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 due to an increase in income before income taxes of $5.8 million offset by a decrease in the effective tax rate.

Liquidity, Sources of Capital and Capital Requirements

             The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank's statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to judgments by the regulators about components, risk weightings, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

             The following table shows the capital amounts and ratios of the Bank at June 30, 1999:

================================================================================
(Dollars in thousands)                 Amount                Ratio
--------------------------------------------- ----------------------------------
Total risk based capital             $218,563               13.00%
Tier 1 risk based capital            $197,174               11.73%
Leverage capital                     $197,174                6.62%
--------------------------------------------- ----------------------------------

             The most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At June 30, 1999, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

             On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

             Cash and cash equivalents increased by approximately $58.0 million during the six months ended June 30, 1999. The increase in cash is due primarily to decreases in loans from loan sales and pay downs and an increase in borrowings offset by an increase in investments and a decrease in deposits (See "Financial Condition").

Financial Condition

     As of June 30, 1999, total assets increased approximately $75.9 million from December 31, 1998. The acquisition of Northside on February 26, 1999 contributed $74.6 million in total assets, $39.6 million in net loans, $9.8 million in investments, $18.9 million in cash and $6.4 million in property and equipment and other assets. The branches acquired from FNBCF on June 11, 1999 added $25.1 million in cash and $2.5 million in property and equipment and other assets. Loans-net and loans held for sale decreased approximately $117.9 million, investments increased approximately $108.4 million and cash and cash equivalents increased $58.0 million from December 31, 1998 compared to June 30, 1999. The decrease in loans is primarily due to an $85.0 million residential loan sale in June 1999, the proceeds of which were used to purchase $108.0 million in yacht loans from Deere Credit, Inc., on July 30, 1999. The increase in investments is primarily due to a $75.0 million leverage transaction where the Bank invested in mortgage-backed securities funded by FHLB advances in May 1999. Excluding the effects of the Northside and FNBCF branch acquisitions, total assets decreased $25.7 million, primarily due to certificate of deposit runoff, which is consistent with management's plan to reduce the outstanding balance of certificates of deposit and increase transaction accounts. Advances from borrowers for taxes and insurance increased $15.0 million from December 31, 1998 compared to June 30, 1999 due to the accumulation of escrow payments related primarily to residential loans. Bank drafts payable decreased $8.3 million related to an increased amount of loan funding checks issued at the end of December 1998.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

Year 2000 Matters

             The Bank relies heavily on information technology ("IT") systems which are primarily provided by third party vendors and other systems and facilities such as telecommunications, utilities, electronic clearinghouses and building access control systems to conduct its business. The Bank also has business relationships with other financial institutions, regulators and customers who are also reliant on IT and embedded systems to conduct their businesses. The Bank utilizes and is dependent upon a third-party vendor for its primary data processing functions and other purchased software packages which operate on in-house computer networks. The Bank faces the risk that one or more of its critical service providers will not be able to provide services to the Bank due to the third party's inability to resolve its own Year 2000 issues, including those associated with its own external relationships.

State of Readiness

             In 1997, the Bank's Electronic Data Processing Committee (the "EDP Committee") started work on the Bank's Year 2000 Project. The EDP Committee is comprised of members from each area of the Bank. The EDP Committee developed and executed a comprehensive plan designed to ensure the Bank's mission critical IT systems and mission critical service providers are Year 2000 compliant. The Bank's plan consists of five phases: (1) awareness phase, to define the Year 2000 issue and obtain senior management and Board of Directors support, (2) inventory phase, to identify all IT systems and service providers and assign risk ratings in accordance with its potential business impact, available alternatives and cost of substitution, (3) assessment phase, to evaluate the identified mission critical systems, including those systems provided by third-party vendors, for Year 2000 functionality and readiness, (4) remediation phase, to replace or upgrade inventoried items to ensure Year 2000 compliance and (5) testing and certification phase, to test all remediated systems including testing with vendors, to ensure successful operation in the post-1999 environment. In addition, the Bank's Year 2000 plan includes assessing the impact of the Year 2000 issue on borrowers' ability to repay loans.

             As of June 30, 1999, the Bank had completed all five phases of the plan for its mission critical systems. The Bank utilized both internal and external resources to upgrade, replace and test hardware, software and third party vendor programs. Through formal communication, the Bank's primary data processing vendor and other critical vendors have indicated their IT systems are Year 2000 compliant and tested. The Bank has also contacted all of its significant commercial loan customers to determine the borrower's ability and readiness to become Year 2000 compliant. Approximately 65% of the loan customers contacted have responded and the Bank has not identified any significant issues with those customers. The Bank continues to monitor the progress of borrowers' Year 2000 efforts.

Year 2000 Costs

             Year 2000 expenses primarily include costs associated with internal and external personnel, upgrade packages and disposal of non-compliant hardware and software. To date, the Bank has not incurred any significant expenses and does not expect to incur any significant expenses other than internal personnel resources associated with the Year 2000 project. Costs to purchase new compliant hardware and software was approximately $2.0 million, which was capitalized. The cost of the Year 2000 project has been funded through operating cash flows and has not had a material impact on the Company's financial condition, operations or cash flows.

Risks and Contingencies

             If the Bank's or other third party vendors fail to resolve Year 2000 issues by December 31, 1999, potential consequences would include, among other possibilities, the inability to accurately and timely process withdrawals, deposits and payments, update customers' accounts, process financial information, bill customers, accommodate customer's financial needs, determine or meet liquidity requirements or report accurate data to management, customers, shareholders, regulators and others as well as business interruptions or branch closings, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Bank is attempting to limit the potential impact of the millennium change through its Year 2000 project, which includes monitoring its critical vendors and developing and testing contingency plans. There can be no assurance that the Bank will be completely successful in its efforts to resolve Year 2000 issues. Any critical unresolved Year 2000 issues at the Bank or its critical vendors could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

                                            Management's Discussion and Analysis
                    of Financial Condition and Results of Operations (Continued)
--------------------------------------------------------------------------------

             The Bank is continuing to develop and test comprehensive contingency plans designed to ensure the continuity of critical business processes before and after December 31, 1999. The contingency plans include reasonably likely Year 2000 failure scenarios for its critical business processes, procedures designed to reduce the impact on the Bank and methods of returning to normal operations.

             The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation anticipated costs and the dates by which the Bank expects to complete certain actions, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to develop and implement contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             As a financial institution holding company, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest-earning assets, other than those with short term maturities. Substantially all of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade, Lee and Hillsborough counties of Florida, is subject to risks associated with the local economy.

     The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, commitments to sell loans, and increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits. The following table presents the Bank's exposure to interest rate risk at June 30, 1999:

======================================================================================================================
                                                                               June 30, 1999(1)
                                                      ----------------------------------------------------------------
                                                       One Year or
                                                           Less      1 to 3 Years3 to 5 Years Over 5 Years   Total
                                                      -------------- ----------- ------------ ----------- ------------
                                                                           (Dollars in thousands)
                                                      -------------- ----------- ------------ ----------- ------------
Total interest-earning assets                             $1,051,284    $663,597     $522,661    $508,042   $2,745,584
Total interest-bearing liabilities                         1,695,778     348,653       84,977     243,062    2,372,470
                                                           ---------     -------       ------     -------    ---------
Interest rate sensitivity gap                             ($644,494)    $314,944     $437,684    $264,980     $373,114
                                                          ==========   =========     ========    ========     ========
Cumulative interest rate sensitivity gap                  ($644,494)  ($329,550)     $108,134    $373,114
                                                          ==========  ==========   ==========     =======
Cumulative interest rate sensitivity
gap as a percent of total asset                              (21.76)%    (11.12)%       3.65%      12.60%
                                                            ========    ========      =======     =======

===================================================== ============== =========== ============ =========== ==============

      (1)In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money Market account balances are included in one year or less. Fifty percent of NOW and savings account deposits are included in one year or less, and the remaining fifty percent are included in the greater than five year category. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank is committed to fund $282.2 million in new loans and $48.0 million in construction loans-in-process at June 30, 1999. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to manage the effects that interest rate fluctuations have on income.

         The current potential changes in future earnings relating to financial assets and liabilities as of June 30, 1999 are as follows:

================================================================================
                      Potential Change in Future Earnings(2)
                                                Year 1                   Year 2
------------------------------------------------------  -----------------------
Interest Rate Change in Basis Points:
+ 100                                          (8.47)%                  (8.85)%
- 100                                            8.49%                    8.72%
================================================================================

        (2) The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other non-maturity deposits and loan and investment prepayment rates. Money market and savings deposit accounts are assumed to have the following lag characteristics in an increasing rate environment: the Bank will recognize a 25 basis point increase at nine months and an additional 25 basis point increase at twelve months following a 1% increase in the market rate. NOW accounts are considered to be non-interest sensitive in an increasing rate environment. Money market and savings deposit accounts are assumed to have the following characteristics in a decreasing rate environment: the Bank will recognize a 50 basis point decrease at three months and an additional 50 basis point decrease at nine months following a 1% decrease in the market rate. Certificates of deposits will recognize a 50 basis point increase upon repricing and a 65 basis point decrease upon repricing following a 1% increase or decrease in the market rate. These lag assumptions are based on a three year analysis of changes to the Bank's rates compared to changes in the market rates. Loan and investment prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing, but may react in different degrees to changes in market interest rates.

         The potential changes in future earnings shown above are within the Bank's interest rate risk policy limits.

PART II -  OTHER INFORMATION

ITEM 1:  Legal Proceedings

              Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which in management's opinion are not material to the consolidated financial condition or results of operations of the Company.

ITEM 2:  Changes in Securities and Use of Proceeds

              Not applicable.

ITEM 3:  Defaults Upon Senior Securities

              Not applicable.

ITEM 4:  Submission of Matters to a Vote of Security Holders

              Not applicable.

ITEM 5:  Other Information

              Not applicable.

ITEM 6:  Exhibits and Reports on Form 8-K

             (a)      The following exhibit is  filed as part of this report:

                      27       Financial Data Schedule (for SEC use only).

             (b) No Reports on Form 8-K were filed during the six months ended June 30, 1999.

                     REPUBLIC SECURITY FINANCIAL CORPORATION


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Republic Security Financial Corporation
                                                     (Registrant)


Date:    August 13, 1999                  /s/ Richard J. Haskins
         ----------------                 -----------------------------------
                                          Richard J. Haskins
                                          Executive Vice President & CFO
                                          (Principal Financial Officer)




Date:    August 13 , 1999                  /s/ Carla H. Pollard
         ----------------                 -----------------------------------
                                          Carla H. Pollard
                                          Senior Vice President/Controller
                                          (Duly Authorized Officer)