Form 10-Q
period 1999-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 1999-11-15
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to ___________________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                    OUTSTANDING AS OF NOVEMBER 5, 1999
-----                                    ----------------------------------
Common Stock                                       50,748,419
par value $.01 per share

             REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARY

                                      INDEX

                                                                                                            PAGE

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
for Forward-Looking Information...............................................................................1

PART I:      FINANCIAL INFORMATION

Item 1:      FINANCIAL STATEMENTS:

             Condensed Consolidated Statements of Financial Condition
             September 30, 1999 and December 31, 1998.........................................................2

             Condensed Consolidated Statements of Income for the
             three months ended September 30, 1999 and 1998...................................................3

             Condensed Consolidated Statements of Income for the
             nine months ended September 30, 1999 and 1998....................................................4

             Condensed Consolidated Statements of Comprehensive Income for the
             three and nine months ended September 30, 1999 and 1998..........................................5

             Condensed Consolidated Statements of Shareholders' Equity
             for the nine months ended September 30, 1999 and the year ended December 31, 1998................6

             Condensed Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1999 and 1998....................................................7

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

Item 5:      Other Information...............................................................................18

Item 6:      Exhibits and Reports on Form 8-K................................................................18

             Signatures......................................................................................19

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR FORWARD-LOOKING INFORMATION

             Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which Republic Security Financial Corporation, its wholly-owned subsidiary, Republic Security Bank and, for the period beginning July 30, 1999, the Bank's wholly-owned subsidiary, RS Maritime Corporation d/b/a First New England Financial, operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services. Other factors, such as the general state of the economy, could also cause actual results to vary materially from the future results covered in such forward-looking statements. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward- looking statements of the Company made by or on behalf of the Company.

             All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of the Company.

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                   SEPTEMBER 30,      DECEMBER 31,
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                                 1999             1998
                                                                                   -----------      -----------
ASSETS                                                                            (unaudited)
Cash and amounts due from depository institutions                                  $    37,694      $    46,575
Interest-bearing deposits in other financial institutions                              159,069          114,471
Federal funds sold                                                                       4,929            1,120
                                                                                   -----------      -----------
     Cash and cash equivalents                                                         201,692          162,166
Investments available-for-sale                                                         652,182          722,913
Investments held to maturity (Market value of $143,262 and $6,422 at
     September 30, 1999 and December 31, 1998, respectively)                           149,133            6,363
Loans receivable - net                                                               1,791,040        1,959,300
Loans held for sale (Market value of $73,073 and $16,272 at September 30, 1999
     and December 31, 1998, respectively)                                               73,000           16,000
Property and equipment - net                                                            64,797           51,008
Other real estate owned - net                                                            3,435            2,463
Federal Home Loan Bank Stock                                                            29,453           23,754
Goodwill - net                                                                          18,057           11,961
Accrued interest receivable                                                             16,034           15,378
Other assets                                                                            53,312           36,426
                                                                                   -----------      -----------
TOTAL                                                                              $ 3,052,135      $ 3,007,732
                                                                                   ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                           $ 2,131,110      $ 2,304,855
Federal Home Loan Bank advances and other borrowings                                   515,618          410,368
Securities sold under agreements to repurchase                                         108,165            9,144
Senior debentures, net of unamortized issuance costs                                    23,070           27,518
Advances from borrowers for taxes and insurance                                         27,094            7,677
Bank drafts payable                                                                     10,470           27,706
Other liabilities                                                                       23,692           22,062
                                                                                   -----------      -----------
Total liabilities                                                                    2,839,219        2,809,330
                                                                                   -----------      -----------
Commitments and contingencies
Shareholders' equity:

Common stock $.01 par value; 500,000,000 shares authorized; 50,662,193 and
    47,370,265 shares issued and outstanding at
    September 30, 1999 and December 31, 1998, respectively                                 507              474
Additional paid-in capital                                                             133,069          120,800
Retained earnings                                                                       90,685           75,423
Accumulated other comprehensive (loss) income, net of taxes                            (11,345)           1,705
                                                                                   -----------      -----------
Total shareholders' equity                                                             212,916          198,402
                                                                                   -----------      -----------
TOTAL                                                                              $ 3,052,135      $ 3,007,732
                                                                                   ===========      ===========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                             THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             -------------------
                                                                              1999        1998
                                                                             -------     -------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                                             (RESTATED)
INTEREST INCOME:                                                             (unaudited) (unaudited)
Interest and fees on loans                                                   $38,167     $37,638
Interest and dividends on investments                                         13,704      13,108
                                                                             -------     -------
                                                                              51,871      50,746
                                                                             -------     -------
INTEREST EXPENSE:
Interest on deposits                                                          19,560      23,905
Interest on borrowings                                                         7,852       6,076
                                                                             -------     -------
                                                                              27,412      29,981
                                                                             -------     -------
Net interest income                                                           24,459      20,765
Provision for loan losses                                                        300       1,448
                                                                             -------     -------
Net interest income after provision for loan losses                           24,159      19,317
                                                                             -------     -------
NON-INTEREST INCOME:
Service charges on deposit accounts                                            3,293       2,775
Net gain on sales of loans                                                     2,046         310
Net gain on sales of investments available-for-sale                              789
Other income                                                                   2,131       1,656
                                                                             -------     -------
                                                                               8,259       4,741
                                                                             -------     -------
OPERATING EXPENSES:

Employee compensation and benefits                                             9,548      10,592
Occupancy and equipment                                                        4,912       4,005
Professional fees                                                                325         624
Advertising and promotion                                                        397         435
Communications                                                                   558         661
Insurance                                                                        418         499
Other                                                                          3,738       2,681
Merger expenses                                                                            2,098
                                                                             -------     -------
                                                                              19,896      21,595
                                                                             -------     -------
Income before income taxes                                                    12,522       2,463
Income tax expense                                                             4,487       1,213
                                                                             -------     -------
NET INCOME                                                                   $ 8,035     $ 1,250
                                                                             =======     =======
INCOME  APPLICABLE TO COMMON STOCK                                           $ 8,035     $ 1,250
                                                                             =======     =======
PER SHARE DATA:

Basic  earnings                                                              $  0.16     $  0.03
Diluted earnings                                                             $  0.16     $  0.03
Dividends                                                                    $  0.06     $  0.06
                                                                             -------     -------
WEIGHTED AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING:

    Basic                                                                     50,632      46,811
    Diluted                                                                   51,201      47,775
                                                                             =======     =======

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             ---------------------
                                                                                 1999         1998
                                                                             --------     --------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                                              (RESTATED)
INTEREST INCOME:                                                           (unaudited)   (unaudited)
Interest and fees on loans                                                   $117,680     $116,003
Interest and dividends on investments                                          39,273       38,475
                                                                             --------     --------
                                                                              156,953      154,478
                                                                             --------     --------
INTEREST EXPENSE:
Interest on deposits                                                           62,873       69,624
Interest on borrowings                                                         20,251       19,809
                                                                             --------     --------
                                                                               83,124       89,433
                                                                             --------     --------
Net interest income                                                            73,829       65,045
Provision for loan losses                                                       1,100        4,741
                                                                             --------     --------
Net interest income after provision for loan losses                            72,729       60,304
                                                                             --------     --------
NON-INTEREST INCOME:
Service charges on deposit accounts                                             9,258        7,372
Net gain on sales of loans                                                      4,361        3,416
Net gain on sales of investments available-for-sale                               966        1,813
Other income                                                                    6,772        5,423
                                                                             --------     --------
                                                                               21,357       18,024
                                                                             --------     --------
OPERATING EXPENSES:

Employee compensation and benefits                                             27,513       30,561
Occupancy and equipment                                                        14,198       11,354
Professional fees                                                               1,244        1,918
Advertising and promotion                                                       1,053        1,763
Communications                                                                  1,834        1,982
Insurance                                                                       1,338        1,528
Other                                                                          10,059        8,360
Merger expenses                                                                 2,381        2,251
                                                                             --------     --------
                                                                               59,620       59,717
                                                                             --------     --------
Income before income taxes                                                     34,466       18,611
Income tax expense                                                             12,425        7,331
                                                                             --------     --------
NET INCOME                                                                   $ 22,041     $ 11,280
                                                                             ========     ========
INCOME  APPLICABLE TO COMMON STOCK                                           $ 22,041     $ 11,078
                                                                             ========     ========
PER SHARE DATA:

Basic  earnings                                                              $   0.44     $   0.24
Diluted earnings                                                             $   0.43     $   0.24
Dividends                                                                    $   0.18     $   0.16
                                                                             --------     --------
WEIGHTED AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING:

    Basic                                                                      50,564       45,933
    Diluted                                                                    51,191       47,067
                                                                             ========     ========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                              THREE MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                            ----------------------
                                                                                                              1999          1998
                                                                                                            --------      --------
(AMOUNTS IN THOUSANDS)                                                                                                   (RESTATED)
                                                                                                          (unaudited)    (unaudited)
Net income                                                                                                  $  8,035      $  1,250
Other comprehensive income, net of tax:

     Unrealized (loss) gain on investments available-for-sale arising during the period,
         net of taxes of ($1,116) and $3,593 in 1999 and 1998, respectively                                   (1,404)        5,529

     Reclassification adjustment for amounts realized on sale of investments included
         in net income, net of taxes of ($292) in 1999                                                          (497)
                                                                                                            --------      --------
Comprehensive income                                                                                        $  6,134      $  6,779
                                                                                                            --------      --------
                                                                                                              NINE MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                            ----------------------
                                                                                                              1999          1998
                                                                                                            --------      --------
(AMOUNTS IN THOUSANDS)                                                                                                   (RESTATED)
                                                                                                          (unaudited)    (unaudited)
Net income

Other comprehensive income, net of tax:                                                                     $ 22,041      $ 11,280
      Unrealized (loss) gain on investments available-for-sale arising during the period,
         net of taxes of ($7,664) and $4,707 in 1999 and 1998, respectively                                  (12,441)        8,341

     Reclassification adjustment for amounts realized on sale of investments included in net income, net
         of taxes of ($357) and ($714) in 1999 and 1998, respectively                                           (609)       (1,099)
                                                                                                            --------      --------
Comprehensive income                                                                                        $  8,991      $ 18,522
                                                                                                            --------      --------

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

===================================================================================================================================
                                                                                                          COMMON        ACCUMULATED
                                                                            ADDITIONAL                     STOCK      COMPREHENSIVE
                                                   PREFERRED      COMMON       PAID-IN     RETAINED      PURCHASED    (LOSS) INCOME,
(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)               STOCK       STOCK       CAPITAL     EARNINGS         ESOP       NET OF TAXES
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1997                            $10,286        $449      $103,655      $94,244       ($955)             ($467)
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options and warrants
    - 952,061 shares                                                   9         4,170
Purchase of common stock
    by 401(k) plan - 4,474 shares                                                   43
Conversion of preferred stock series "C"
    into common stock - 1,463,347 shares             (9,440)          15         9,425
Cash redemption of preferred stock series "C"           (50)
Conversion of pooled company preferred stock
    into common stock - 111,660 shares                 (796)           1           795
Cash dividends - common stock                                                                (6,795)
Cash dividends paid by pooled company
    - common stock                                                                           (2,669)
Cash dividends - preferred stock series "C"
    ($27 paid by pooled company)                                                               (229)
Amortization of deferred compensation
    - ESOP &  RRP                                                                2,712                       955
Net loss                                                                                    (11,659)
Net income of pooled company for three months
    ended December 31, 1997                                                                   2,531
Changes in accumulated other comprehensive (loss)
    income, net of taxes                                                                                                      2,172
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                                            474       120,800       75,423                           1,705
===================================================================================================================================
Acquisition of pooled company                                         23         7,089        2,465
Exercise of stock options and warrants
   - 985,064 shares                                                   10         5,180
Cash dividends - common stock                                                                (8,955)
Cash dividends paid by pooled company
    - common stock                                                                             (289)

Net income                                                                                   22,041

Changes in accumulated other comprehensive (loss)
    income, net of taxes                                                                                                   (13,050)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SEPTEMBER 30, 1999 (UNAUDITED)                              $507      $133,069      $90,685                       ($11,345)
===================================================================================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ------------------------
                                                                                          1999           1998
                                                                                       ---------      ---------
(AMOUNTS IN THOUSANDS)                                                                                (RESTATED)
OPERATING ACTIVITIES:                                                                  (unaudited)    (unaudited)
Net  income                                                                            $  22,041      $  11,280
Adjustments to reconcile net  income to net cash provided by operating activities:
Provision for loan losses                                                                  1,100          4,741
Depreciation and amortization                                                              6,439          4,616
Amortization of deferred loan fees and costs                                                 440          1,483
Net gain on sales of loans                                                                (4,361)        (3,416)
Loans originated for sale                                                                (83,115)       (21,078)
Purchase of loans for sale                                                               (11,445)       (13,552)
Sale of loans and loan participation certificates                                        244,530        208,447
Purchase of trading securities                                                                          (31,601)
Sales of trading securities                                                                              36,211
Net gain on sales of investments available-for-sale                                         (966)        (1,813)
Other - net                                                                                 (218)         5,635
                                                                                       ---------      ---------
Net cash provided by operating activities                                                174,445        200,953
                                                                                       ---------      ---------
INVESTING ACTIVITIES:
Cash and cash equivalents acquired from pooled company                                    18,975
Cash and cash equivalents acquired in branch purchase                                     24,694
Cash paid for net assets of marine loan operation                                         (6,814)
Purchase of investments available-for-sale                                              (234,584)      (496,503)
Purchase of investments held to maturity                                                (147,999)
Proceeds from sales of investments available- for- sale                                  189,538        234,832
Maturities and calls of investments held to maturity                                       4,550         18,235
Principal payments on securities                                                         105,308         86,325
Loans purchased for investment                                                          (167,478)       (75,563)
Net decrease (increase) in loans                                                         164,925        (93,793)
Purchases of property and equipment                                                      (16,277)        (9,090)
Other - net                                                                                 (494)         3,473
                                                                                       ---------      ---------
Net cash used in investing activities                                                    (65,656)      (332,084)
                                                                                       ---------      ---------
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts,
    Money Market accounts and savings accounts                                           (22,312)        86,155
Net (decrease) increase  in time deposits                                               (242,556)         4,428
Increase (decrease) in FHLB advances                                                     105,250        (96,493)
Repurchase of senior debentures                                                           (4,612)
Net increase (decrease) in securities sold under agreements to repurchase                 99,021        (21,401)
Cash dividends - common and preferred                                                     (9,244)        (5,868)
Other - net                                                                                5,190         15,176
                                                                                       ---------      ---------
Net cash used in financing activities                                                    (69,263)       (18,003)
                                                                                       ---------      ---------
Increase (decrease) in cash and cash equivalents                                          39,526       (149,134)
Adjustments to reconcile for different year ends of pooled companies:
             Net income for three months ended December 31, 1997                                          2,531
             Cash dividends paid by pooled companies                                                       (912)
             Other cash flows - net                                                                      30,022
Cash and cash equivalents at beginning of period                                         162,166        243,934
                                                                                       ---------      ---------
Cash and cash equivalents at end of period                                             $ 201,692      $ 126,441
                                                                                       ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
             Cash paid for income taxes                                                $   9,675      $   5,492
             Cash paid for interest on deposits and other borrowings                   $  82,329      $  94,418
                                                                                       =========      =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

1.           BASIS OF PRESENTATION

                      The accompanying unaudited condensed consolidated
             financial statements include the accounts of Republic Security Financial Corporation ("Republic") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"), (collectively, the "Company"). In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, and the results of its operations and comprehensive income for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months then ended.

                      The accompanying unaudited condensed consolidated
             financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

                      The statement of financial condition at December 31, 1998
             has been derived from the audited financial statements at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                      In addition to the accounts and results of operations of
             the Company, the condensed consolidated financial statements also include the accounts and results of operations of Northside Bank of Tampa ("Northside") since January 1, 1999. The merger between the Company and Northside, which was accounted for as a pooling of interests, did not meet the conditions of a significant subsidiary as set forth in Article 11 of Regulation S-X; therefore, prior periods have not been restated to include the accounts and results of operations of Northside. The condensed consolidated financial statements also include the accounts and results of operations of First New England Financial ("FNEF"), since the Bank acquired the net assets of this loan production operation on July 30, 1999.

2.           ACQUISITIONS

                      On February 26, 1999, Republic acquired all of the
             outstanding shares of Northside in exchange for 2,467,956 shares of Republic's common stock. Northside shareholders received 3.64 shares of Republic's common stock for each share of Northside commons stock. The transaction was accounted for as a pooling of interest and resulted in Republic acquiring assets of approximately $74.6 million, including total loans of $39.6 million, total deposits of $63.6 million and equity of $9.9 million.

                      On June 11, 1999, the Bank acquired nine bank branches
             operating in Kash N' Karry supermarkets from First National Bank of Central Florida ("FNBCF") for approximately $1.0 million, which was paid in cash. In connection with the acquisition, the Bank assumed approximately $27.6 million in deposits.

                      On July 30, 1999, the Bank acquired the assets of FNEF, a
             marine loan production operation, from Deere Credit, Inc. for approximately $6.8 million. Under the terms of the transaction, the Bank acquired the brand name First New England Financial and the 1-800-BOAT-LOAN phone number, as well as proprietary loan processing software and professional staff in three regional offices located in Ft. Lauderdale, Florida; Shelton, Connecticut and Newport, California. In addition, FNEF has four satellite offices located in Alameda, California; Manasquan, New Jersey; Annapolis, Maryland and Portsmouth, Rhode Island. The Company operates FNEF as a wholly-owned subsidiary of the Bank.

3.           NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                      At September 30, 1999, the Bank had $17.3 million in
             non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets) compared to $16.6 million at December 31, 1998. The provision for loan losses was $0.3 million and $1.4 million for the three months ended September 30, 1999 and 1998, respectively.

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

                      In the normal course of business, the Bank has recognized
             and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses which totaled $24.2 million at September 30, 1999 compared to $26.0 at December 31, 1998.

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

                      At September 30, 1999, the Bank had adjustable rate
             commitments to extend credit of approximately $290.2 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

                      In addition to the above commitments, there are certain
             contingencies involving various matters of litigation pending against the Company that management has reviewed with legal counsel. In the opinion of management, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters is not expected to have a material effect on the Company's consolidated financial position, results of operations or cash flows.

5.           EARNINGS PER COMMON SHARE

                      The following table sets forth the computation of basic and diluted earnings per share:

                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                                 ----------------------     ---------------------
                                                   1999          1998         1999         1998
                                                 --------      --------     --------     --------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                  (RESTATED)                (RESTATED)
NUMERATOR:                                             (unaudited)               (unaudited)
Net income                                       $  8,035      $  1,250     $ 22,041     $ 11,280
Preferred stock dividends                                                                    (202)
                                                 --------      --------     --------     --------
Numerator for basic earnings per share              8,035         1,250       22,041       11,078
Effect of dilutive securities:
             Preferred stock dividends                                                        202
                                                 --------      --------     --------     --------
Numerator for diluted earnings per share         $  8,035      $  1,250     $ 22,041     $ 11,280
                                                 ========      ========     ========     ========
DENOMINATOR:

Denominator for basic earnings per share
- weighted average shares                          50,632        46,811       50,564       45,933
Effect of dilutive securities:
             Employee stock options                   569           964          627          644
             Convertible preferred stock                                                      490
                                                 --------      --------     --------     --------
Dilutive potential common shares                      569           964          627        1,134
                                                 --------      --------     --------     --------
Denominator for diluted earnings per share         51,201        47,775       51,191       47,067
                                                 ========      ========     ========     ========
Basic earnings per share                         $   0.16      $   0.03     $   0.44     $   0.24
Diluted earnings per share                       $   0.16      $   0.03     $   0.43     $   0.24
                                                 ========      ========     ========     ========

                      At September 30, 1999, 1,607,458 stock options at a
             weighted average exercise price of $9.30 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 1999. The effect of these shares is antidilutive to diluted earnings per share for the three and nine months ended September 30, 1999.

6.           SUBSEQUENT EVENT

                      On November 3, 1999, the Company's Board of Directors
             approved a common stock repurchase program of up to 2.0 million shares or approximately 4% of the Company's outstanding shares. The buyback program became effective when approved by the Board and the Company plans to repurchase the shares in its discretion in the open market and/or through privately negotiated transactions.

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                  COMPARISON OF THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998

RESULTS OF OPERATIONS

             The Company had net income of $8.0 million or $0.16 diluted earnings per common share for the three months ended September 30, 1999, compared to $1.3 million or $0.03 diluted earnings per common share for the three months ended September 30, 1998. Net income increased $6.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Net interest income increased $3.7 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. Non-interest income increased $3.5 million while operating expenses (excluding merger expenses) increased $399,000 or 2.0% for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The Company had net income of $22.0 million or $0.43 diluted earnings per common share for the nine months ended September 30, 1999 compared to $11.3 million or $0.24 diluted earnings per common share for the nine months ended September 30, 1998. Net interest income increased $8.8 million or 13.5% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. Non-interest income increased $3.3 million or 18.5% while operating expenses (excluding merger expenses) decreased $227,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The results of operations for the three and nine months ended September 30, 1999 include the operations of FNEF for two months which consist of $370,000 in revenues and $430,000 in operating expenses. These results are not indicative of management's future expectations as during this transition period, FNEF is required to share fees with Deere Credit, Inc. pursuant to terms of the purchase agreement and loan originations are significantly less in August and September than other months due to seasonality of the marine loan business. While originations are expected to significantly increase during the fourth quarter 1999, the business will be considered in transition until December 1999.

NET INTEREST INCOME

             Net interest income for the three months ended September 30, 1999 increased $3.7 million compared to the three months ended September 30, 1998 due to an increase of $1.1 million in interest income and a decrease of $2.6 million in interest expense. Interest income increased primarily due to an increase of approximately $94.5 million in interest earning assets offset by a 9 basis points decrease in yield on interest earning assets for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The prime interest rate was 8.50% for the three and nine months ended September 30, 1998, compared to an average rate of 8.13% for the quarter ended September 30, 1999. The decrease in market interest rates resulted in an increase in residential loan refinancings and, to a lesser extent, refinancings of commercial loans (business and real estate), as well as repricing of adjustable rate assets. Interest expense decreased due to the declining rate environment, the Bank's strategy to reduce overall rates paid on certificates of deposit and an increase in the balances of non interest-bearing and low interest-bearing deposits. Since the acquisition of First Palm Beach Bancorp ("FPBB"), the Bank has lowered interest rates offered in the former First Bank of Florida ("First Bank") branch offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. During the three months ended September 30, 1999 certificate of deposit balances, primarily from the former First Bank deposit base, decreased approximately $79.6 million. In addition, during the quarter ended December 31, 1998 and throughout 1999 the Company purchased an aggregate of $9.1 million of its 10.35% Senior Debentures due June 2002 in an effort to further reduce the cost of interest-bearing liabilities. The cost of interest-bearing liabilities decreased approximately 54 basis points for the three months ended September 30, 1999, compared to the three months ended September 30, 1998. Net interest margin increased 43 basis points for the three months ended September 30, 1999, compared to the three months ended September 30, 1998.

             Net interest income increased $8.8 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to an increase of $2.5 million in interest income and a decrease of $6.3 million in interest expense. The increase in interest income for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 is due to an increase of approximately $105.5 million in interest-earning assets offset by a 17 basis point decline in asset yield. Net interest spread increased 31 basis points to 2.91% for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to consistent decreases in the cost of interest-bearing liabilities throughout 1999, partially offset by decreases in the yield on interest-earning assets. Although the cost of interest bearing liabilities has decreased consistently throughout 1999, the rate of decrease significantly declined in the third quarter ended September 30, 1999 compared to decreases in the first and second quarters of 1999. While the Bank expects to continue to execute its strategy to change deposit mix, due to the recent increases in market interest rates, management does not expect significant further declines in the cost of interest-bearing liabilities throughout 2000.

             Even though the cost of interest-bearing liabilities decreased 6 basis points for the three months ended September 30, 1999 compared to the three months ended June 30, 1999, net interest margin decreased 13 basis points primarily due to a decrease in non-interest bearing deposits and a $20 million asset shift from the residential loan portfolio to the investment portfolio.

PROVISION FOR LOAN LOSSES

             The provision for loan losses decreased $1.1 million and $3.6 million, respectively, for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998. The decrease in the provision for loan losses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 is due primarily to a $2.2 million additional provision made in the quarter ended March 31, 1998 relating to First Bank's indirect automobile loan portfolio and $1.2 million in merger related provision adjustments to conform Unifirst Federal Savings Bank's ("Unifirst") credit policies to those of the Bank recorded at closing, July 2, 1998. First Bank began originating indirect automobile loans in large volumes in August 1995 and continued through September 1996, at which time First Bank ceased its originations of indirect automobile loans. The additional provision was based on an evaluation of the portfolio's remaining term to maturity, historical loss experience, related delinquency rates and the value of the underlying collateral. The provision for loan losses for the nine months ended September 30, 1999 reflects $300,000 in merger related provision adjustments to conform Northside's credit policies to those of the Bank, which was recorded at closing, February 26, 1999.

NON-INTEREST INCOME

             Non-interest income increased $3.5 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998. The increase is attributable to increases of $2.5 million in gain on sales of loans and investments, $518,000 in service charges on deposit accounts and $475,000 in other income. The increase in service charges on deposit accounts is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. Further, in 1999, the Bank established a formal cash management department to enhance and sell cash management services to business customers. Gain on sale of loans includes approximately $300,000 related to the operation of FNEF for the two months ended September 30, 1999. Non-interest income increased $3.3 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to an increase of $1.9 million in service charges on deposit accounts, together with a $1.3 million increase in other income and a $945,000 increase in net gain on sale of loans, offset by a decrease in net gain on sales of investments of $847,000. As noted above, the increase in service charges on deposit accounts is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. In addition, certain deposit fees were increased in March of 1998, contributing slightly to the increase in service charges on deposits. The increase in other income is due primarily to a $1.1 million gain realized on the sale of real estate associated with one of the Bank's branch offices. The Bank will continue to operate a branch office at this location. The decrease in gain on sales of investments is due to $189.5 million of investments sold during the nine months ended September 30, 1999 compared to $234.8 million sold during the nine months ended September 30, 1998. The level of investment sales by the former First Bank was significantly higher than under the Bank's current strategy.

OPERATING EXPENSES

             Operating expenses increased $399,000 for the three months ended September 30, 1999 compared to the three months ended September 30, 1998, excluding $2.1 million in merger expenses. The increase in operating expenses is primarily due to decreases of $1.0 million in employee compensation and benefits, $299,000 in professional fees, $103,000 in communications expense and $119,000 in insurance and advertising expenses, offset by increases of $907,000 in occupancy expenses and $1.1 million in other expenses. Operating expenses for the three months ended September 30, 1999 include $430,000 related to the operation of FNEF. The Company incurred $2.1 million in merger expenses during the three months ended September 30, 1998 in connection with the acquisition of Unifirst. The decrease in employee compensation and benefits is primarily due to cost savings realized as a result of the First Bank merger in October 1998, offset by increased compensation expense associated with 25 new branch locations and additions to the Company's senior management team, as well as $200,000 related to FNEF. Professional fees decreased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to decreases in legal expenses relating to general corporate operations and problem loans. Occupancy expense increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to the opening of ten new branches located in Palm Beach, Broward, Dade, Martin and Alachua counties during 1998, an additional fifteen new branches in 1999, as well as an increase in Trust service offices and business banking locations. Included in the branches added during 1999, are nine bank branches operating in Kash N, Karry supermarkets that the Bank acquired on June 11, 1999. Other operating expenses increased for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 primarily due to an increase of approximately $335,000 in data processing expenses resulting from the conversion of First Bank's in house data processing system to the Bank's outside data service bureau, $112,000 in increased amortization expense associated with the acquisition of nine bank branches and the FNEF marine loan operation and $75,000 in one-time asset write-offs related to a branch relocation.

             Operating expenses decreased $97,000 for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998. The decrease in operating expenses is primarily due to decreases of $3.0 million in employee compensation and benefits, $674,000 in professional fees and $710,000 in advertising and promotions, offset by increases of $2.8 million in occupancy and equipment and $1.7 million in other operating expenses. The decrease in employee compensation and benefits is primarily due to cost savings realized as a result of the First Bank merger in October 1998 and a decrease of $625,000 related to the expense for Stock Appreciation Rights (SARs) accrual for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Professional fees decreased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to decreases in legal expenses relating to general corporate operations and problem loans. The decrease in advertising and promotion expense is due to cost savings realized as a result of the First Bank merger. Occupancy expense increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to the opening of ten new branches located in Palm Beach, Broward, Dade, Martin and Alachua counties during 1998, and an additional fifteen new branches in 1999. Other operating expenses increased for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 primarily due to increases of approximately $756,000 in data processing expenses resulting from the conversion of First Bank's in house data processing system to the Bank's outside data service bureau, $437,000 in costs associated with outside services, $180,000 in amortization expense attributable to acquisitions and $152,000 in state assessments due to an increase in total assets after the acquisition of FPBB..

PROVISION FOR INCOME TAXES

             The provision for income taxes increased $3.3 million for the three months ended September 30, 1999 compared to the three months ended September 30, 1998 due to an increase in income before income taxes of $10.1 million offset by a reduction in the effective tax rate from 49% to 36%. The effective tax rate decreased primarily due to a decrease in non-deductible merger expenses. The provision for income taxes increased $5.1 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 due to an increase in income before income taxes of $15.9 million offset by a decrease in the effective tax rate.

LOAN PORTFOLIO

             The following table represents the composition of the Bank's loan portfolio by type (excluding loans held for sale) at the periods indicated:

                                                     September 30, 1999               December 31, 1998
                                               ----------------------------       ---------------------------
    (amounts in thousands)                        Amount          Percent            Amount         Percent
                                               -----------      -----------       -----------     -----------
TYPE OF LOAN
Commercial real estate                         $   407,479               22%      $   398,933              20%
Residential property                               864,267               48         1,143,803              56
Construction/lot                                    72,938                4            68,103               6
Consumer                                           345,709               19           256,707              12
Commercial business                                121,952                7           114,170               6
                                               -----------      -----------       -----------     -----------
    TOTAL LOANS                                $ 1,812,345              100%      $ 1,981,716             100%
                                               -----------      -----------       -----------     -----------
Less:
Discounts, premiums and deferred loan fees          (2,855)                            (3,627)
Allowance for loan losses                           24,160                             26,043
                                               -----------                        -----------
   TOTAL                                       $ 1,791,040                        $ 1,959,300
                                               ===========                        ===========

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

             Quantitative measures established by regulation to ensure capital adequacy require Republic and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

             The following table shows the capital amounts and ratios of the Bank at September 30, 1999:

(DOLLARS IN THOUSANDS)                   AMOUNT        RATIO
------------------------------------------------------------
Total risk based capital               $222,290        12.75%
Tier 1 risk based capital              $200,112        11.48%
Leverage capital                       $200,112         6.70%
------------------------------------------------------------
             The most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At September 30, 1999, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

             On certain occasions, demand for loan funds may exceed cash available from deposits. On such occasions, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments.

             Cash and cash equivalents increased by approximately $39.5 million during the nine months ended September 30, 1999, due primarily to net cash provided by operating activities. (See "Financial Condition").

FINANCIAL CONDITION

             As of September 30, 1999, total assets increased approximately $44.4 million from December 31, 1998. The acquisition of Northside on February 26, 1999 contributed $74.6 million in total assets, $39.6 million in net loans, $9.8 million in investments, $18.9 million in cash and $6.4 million in property and equipment and other assets. The branches acquired from FNBCF on June 11, 1999 added $25.1 million in cash and $2.5 million in property and equipment and other assets. Loans-net and loans held for sale decreased approximately $111.3 million, investments increased approximately $72.0 million and cash and cash equivalents increased $39.5 million from December 31, 1998 compared to September 30, 1999. The decrease in loans is primarily due to $242.5 million in residential loan sales during the nine months ended September 30, 1999, offset by loan production and the purchase of $108.0 million in yacht loans from Deere Credit, Inc., on July 30, 1999. The increase in investments is primarily due to $190.0 million in net purchases (net of sales) offset by $105.3 million in paydowns and $23.5 million increase in net unrealized loss on investments available for sale. FHLB advances increased $75.0 million to fund investment in mortgage-back securities purchased and the remaining increase is used to fund certificate of deposit runoff. Excluding the effects of the Northside acquisition and FNBCF branch purchase, total assets decreased $57.8 million, primarily due to $242.6 million in certificate of deposit runoff, which is consistent with management's plan to reduce the outstanding balance of certificates of deposit and increase transaction accounts. Certificate of deposit runoff has been funded by increases in transaction account balances, proceeds from residential loan sales and borrowed money from FHLB and securities sold under agreement to repurchase. Advances from borrowers for taxes and insurance increased $19.4 million from December 31, 1998 compared to September 30, 1999 due to the accumulation of escrow payments related primarily to residential loans. Bank drafts payable decreased $17.2 million related to an increased amount of loan funding checks issued at the end of December 1998.

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

STATE OF READINESS

             In 1997, the Bank's Electronic Data Processing Committee (the "EDP Committee") began work on the Bank's Year 2000 Project. The EDP Committee is comprised of members from each business unit of the Bank. The EDP Committee developed and executed a comprehensive plan designed to ensure the Bank's mission critical IT systems and mission critical service providers are Year 2000 compliant. The Bank's plan consists of five phases: (1) awareness phase, to define the Year 2000 issue and obtain senior management and Board of Directors support, (2) inventory phase, to identify all IT systems and service providers and assign risk ratings in accordance with its potential business impact, available alternatives and cost of substitution, (3) assessment phase, to evaluate the identified mission critical systems, including those systems provided by third-party vendors, for Year 2000 functionality and readiness, (4) remediation phase, to replace or upgrade inventoried items to ensure Year 2000 compliance and (5) testing and certification phase, to test all remediated systems including testing with vendors, to ensure successful operation in the post-1999 environment. In addition, the Bank's Year 2000 plan includes assessing the impact of the Year 2000 issue on borrowers' ability to repay loans.

             As of September 30, 1999, the Bank had completed all five phases of the plan for its mission critical systems. The Bank utilized both internal and external resources to upgrade, replace and test hardware, software and third party vendor programs. Through formal communication, the Bank's primary data processing vendor and other critical vendors have indicated their IT systems are Year 2000 compliant and tested. The Bank has also contacted all of its significant commercial loan customers to determine the borrower's ability and readiness to become Year 2000 compliant. The majority of the loan customers contacted have responded and the Bank has not identified any significant issues with respect to such customers. The Bank will continue to monitor the progress of borrowers' Year 2000 readiness.

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

RISKS AND CONTINGENCIES

             If the Bank or other third party vendors fail to resolve Year 2000 issues by December 31, 1999, potential consequences would include, among other possibilities, the inability to accurately and timely process withdrawals, deposits and payments, update customers' accounts, process financial information, bill customers, accommodate customer's financial needs, determine or meet liquidity requirements or report accurate data to management, customers, shareholders, regulators and others as well as business interruptions or branch closings, financial losses, reputational harm, increased scrutiny by regulators and litigation related to Year 2000 issues. The Bank has attempted to limit the potential impact of the millennium change through its Year 2000 project, which included monitoring its critical vendors and developing and testing contingency plans. There can be no assurance that the Bank has been completely successful in its efforts to resolve Year 2000 issues. Any critical unresolved Year 2000 issues at the Bank or its critical vendors could have a material adverse effect on the Company's results of operations, financial condition or liquidity.

             The Bank has developed and tested comprehensive contingency plans designed to ensure the continuity of critical business processes before and after December 31, 1999. The contingency plans include reasonably likely Year 2000 failure scenarios for its critical business processes, procedures designed to reduce the impact on the Bank and methods for returning to normal operations.

             The foregoing Year 2000 discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements, including without limitation anticipated costs, are based on management's best current estimates, which were derived utilizing numerous assumptions about future events, including the continued availability of certain resources, representations received from third parties and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the ability to identify and remediate all relevant systems, results of Year 2000 parties who are service providers, suppliers or customers of the Company, unanticipated system costs, the adequacy of and ability to execute contingency plans and similar uncertainties. The "forward-looking statements" made in the foregoing Year 2000 discussion speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             As a financial institution holding company, Republic's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest-earning assets, other than those with short term maturities. Substantially all of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade, Lee and Hillsborough counties of Florida, is subject to risks associated with the local economy.

             The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, commitments to sell loans, and increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits. The following table presents the Bank's exposure to interest rate risk at September 30, 1999:

                                                                            SEPTEMBER 30, 1999(1)
                                                ----------------------------------------------------------------------------------
                                                 ONE YEAR OR                                             OVER 5
                                                    LESS         1 TO 3 YEARS       3 TO 5 YEARS          YEARS           TOTAL
                                                -----------       -----------       -----------       -----------      -----------
                                                                               (DOLLARS IN THOUSANDS)
Total interest-earning assets                   $ 1,068,388       $   616,586       $   418,649       $   620,157      $ 2,723,780
Total interest-bearing liabilities                1,670,104           396,107            81,111           108,895        2,256,217
                                                -----------       -----------       -----------       -----------      -----------
Interest rate sensitivity gap                   ($  601,716)      $   220,479       $   337,538       $   511,262      $   467,563
                                                ===========       ===========       ===========       ===========      ===========
Cumulative interest rate sensitivity gap        ($  601,716)      ($  381,237)      ($   43,699)      $   467,563
                                                ===========       ===========       ===========       ===========
Cumulative interest rate sensitivity gap
   as a percent of total assets                      (19.78)%          (12.53)%           (1.44)%          15.37%
                                                ===========       ===========       ===========       ===========

       (1) In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money Market account balances are included in one year or less. Fifty percent of NOW and regular savings account deposits are included in one year or less, and the remaining fifty percent are included in the greater than five year category. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank is committed to fund $290.2 million in new loans and $42.7 million in construction loans-in-process at September 30, 1999. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to manage the effects that interest rate fluctuations have on income.

         In connection with the acquisition of FPBB in October 1998, the assets acquired consisted primarily of long-term, fixed rate residential loans and the liabilities assumed consisted primarily of short-term certificates of deposit, which significantly increased the Bank's exposure to interest rate risk. Management's strategy to reduce interest rate risk in this regard has been targeted towards replacing certain fixed rate residential loans with shorter-term repricing assets, and replacing certain outstanding amounts of such certificates of deposit with transaction account balances. This strategy has contributed to the reduction in the Bank's interest rate sensitivity gap as a percentage of total assets from (39.8)% at December 31, 1998 to (19.8)% at September 30, 1999. Management expects to further reduce interest rate exposure of the Bank as it continues to effect changes in the asset and liability mix in accordance with this strategy.

         The current potential changes in future earnings relating to financial assets and liabilities as of September 30, 1999 are as follows:

                      POTENTIAL CHANGE IN FUTURE EARNINGS(2)

                                          YEAR 1          YEAR 2
Interest Rate Change in Basis Points:     -------        --------
+  100                                    (6.23)%        (10.15)%
-  100                                     4.42%           9.86%

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

PART II -  OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

              Neither Republic nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business which in the aggregate involve amounts which in management's opinion are not material to the consolidated financial condition or results of operations of the Company.

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

ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)     The following exhibit is filed as part of this report:

                           27       Financial Data Schedule (for SEC use only).

                  (b) No Reports on Form 8-K were filed during the three months ended September 30, 1999.

                     REPUBLIC SECURITY FINANCIAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   REPUBLIC SECURITY FINANCIAL CORPORATION

                                   (Registrant)

Date:    NOVEMBER 12, 1999          /S/ RICHARD J. HASKINS
         -----------------          ----------------------
                                        Richard J. Haskins
                                        Senior Executive Vice President & CFO
                                       (Principal Financial Officer)

Date:    NOVEMBER 12, 1999          /S/ CARLA H. POLLARD
         -----------------          ----------------------
                                    Carla H. Pollard
                                    Senior Vice President/Controller
                                    (Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    ------------
  27                       Financial Data Schedule