Form 10-K
period 1999-12-31
REPUBLIC SECURITY FINANCIAL CORP
filed 2000-03-23
CIK 743136

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-14671

                    REPUBLIC SECURITY FINANCIAL CORPORATION
             (Exact name of Registrant as specified in its charter)

                        FLORIDA                                    59-2335075
            (State or other jurisdiction of                     (I.R.S. Employer
             incorporation or organization)                   Identification No.)

              450 SOUTH AUSTRALIAN AVENUE                        (561) 655-8511
               WEST PALM BEACH, FL 33401                (Registrant's telephone number,
 (Address of principal executive offices) (Zip Code)         including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 16, 2000 was approximately $287,719,069. The number of shares outstanding of the Registrant's $.01 par value Common Stock as of March 16, 2000 was 48,758,419.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III is incorporated by reference to portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----
PART I
 ITEM 1 -- BUSINESS
  General ..............................................................     1
  Lending Activities ...................................................     1
  Servicing of Mortgage Loans ..........................................     6
  Non-Performing Assets and Allowance for Loan Losses ..................     6
  Investment Activities ................................................     8
  Deposits .............................................................     9
  Borrowings ...........................................................     9
  Market Area and Competition ..........................................    10
  Subsidiary Activities ................................................    11
  Employees ............................................................    11
 REGULATION AND SUPERVISION ............................................    12
 ITEM 2 -- PROPERTIES ..................................................    24
 ITEM 3 -- LEGAL PROCEEDINGS ...........................................    30
 ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........    30

PART II
 ITEM 5 -- MARKET FOR REPUBLIC SECURITY FINANCIAL CORPORATION'S
           COMMON STOCK AND RELATED SHAREHOLDER MATTERS ................    31
 ITEM 6 -- SELECTED FINANCIAL DATA .....................................    32
 ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .........................    35
  Corporate Overview ...................................................    35
  Results of Operations ................................................    38
  Net Interest Income ..................................................    39
  Interest Income ......................................................    40
  Interest Expense .....................................................    40
  Provision for Loan Losses and Allowance for Loan Losses ..............    43
  Non-Interest Income ..................................................    45
  Operating Expenses ...................................................    46
  Income Taxes .........................................................    47
  Liquidity ............................................................    47
  Capital Compliance ...................................................    48
  Impact of Inflation ..................................................    49
  Financial Condition ..................................................    49
  Impact of Year 2000 ..................................................    49
 ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK ..........................................    51

                                                                        PAGE
                                                                       -----
 ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............     53
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   1. Summary of Significant Accounting Policies ...................     59
   2. Mergers and Branch Acquisitions ..............................     63
   3. Investments ..................................................     68
   4. Loans Receivable--Net ........................................     70
   5. Non-Performing Loans and Allowance for Loan Losses ...........     70
   6. Property and Equipment .......................................     71
   7. Deposits .....................................................     72
   8. Securities Sold Under Agreements to Repurchase ...............     73
   9. FHLB Advances and Other Borrowings ...........................     73
  10. Senior Debentures ............................................     74
  11. Shareholders' Equity .........................................     75
  12. Stock Option, Other Incentive Plans, Pension and
      Other Postretirement Benefit Plans ...........................     76
  13. Capital Compliance ...........................................     80
  14. Commitments and Contingencies ................................     80
  15. Related Party Transactions ...................................     81
  16. Income Taxes .................................................     82
  17. Earnings per Share ...........................................     84
  18. Parent Company Financial Information .........................     85
  19. Fair Values of Financial Instruments .........................     87
 REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ................     90
 ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE ..................     93

PART III
 ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS .......................     93
 ITEM 11 -- EXECUTIVE COMPENSATION .................................     93
 ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT ...........................................     93
 ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........     93
PART IV
 ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K ..................................     94
 SIGNATURES ........................................................     97

                                     PART 1

ITEM 1. BUSINESS

GENERAL

     Republic Security Financial Corporation (the "Company") was incorporated in Florida in 1983 as a commercial bank holding company. The Company's principal business is the operation of a commercial bank business through its wholly-owned subsidiary, Republic Security Bank (the "Bank"), a state chartered commercial bank. The Bank commenced operations on November 19, 1984, and is a member of the Federal Home Loan Bank ("FHLB") System. Its deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to applicable limits. In November 1995, the Company and the Bank received all necessary federal and state regulatory approvals and converted from a thrift charter to a commercial bank holding company and a State of Florida chartered commercial bank.

     The Bank provides a variety of banking and financial services including trust and investment services to businesses and retail customers primarily in the South Florida markets. In addition, through its RS Maritime Corporation d/b/a First New England Financial ("FNEF") subsidiary, the Bank provides yacht loan financing in various strategic markets located in several states.

     The Bank is currently the largest independent commercial bank headquartered in Florida. The Bank has 98 banking facilities, of which 58 are traditional branches and 40 are in-store supermarket branches. The Bank has 38 branches located in Palm Beach County, 23 in Broward County, 12 in Dade County, 10 in Hillsborough County, 5 in Lee County, 4 in Martin and Marion counties, 3 in Alachua County and one each in Orange, Pasco, and St. Lucie counties. Palm Beach County is the third largest banking market in Florida and has the third largest population base; Broward County is the State's second largest banking market and has the second largest population base and Dade County is the largest banking market in Florida with the State's largest population base.

     On February 26, 1999, the Company acquired Northside Bank of Tampa ("Northside"), a Florida state commercial bank headquartered in Tampa, Florida with one additional branch located in Tampa. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $74.6 million, including total loans of $39.6 million, total deposits of $63.6 million and equity of $9.9 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Northside.

     On June 11, 1999, the Bank acquired nine bank branches operating in Kash N' Karry supermarkets from First National Bank of Central Florida for approximately $1.0 million, which was paid in cash. The Bank assumed $27.6 million in deposits in connection with the acquisition.

     On July 30, 1999, the Bank acquired the assets of FNEF, a marine loan production operation, from John Deere Credit, Inc. for approximately $6.8 million. FNEF was founded in 1976 and is one of the premier names in the yacht lending market place. The Bank acquired the brand name "First New England Financial" and the 1-800-BOAT-LOAN phone number, as well as proprietary loan processing software and professional staff in three regional offices located in Ft. Lauderdale, Florida; Shelton, Connecticut and Newport, California. In addition, FNEF has four satellite offices located in Alameda, California; Manasquan, New Jersey; Annapolis, Maryland and Portsmouth, Rhode Island. The Company operates FNEF as a wholly-owned subsidiary of the Bank.

LENDING ACTIVITIES

     GENERAL. Under applicable regulations, the Bank originates, purchases and sells loans or participating interests in loans. See "Regulatory Matters--Federal Regulation" for a description of applicable regulations which limit lending in relation to assets or net worth. The Bank originates, purchases and participates in loans for its own portfolio and for sale in the secondary market. Lending activities include the origination and purchase of commercial and residential mortgage loans, construction loans, commercial business loans and consumer loans. Over 95% of the Bank's mortgage loans are secured by property located in Florida.

     The following tables set forth the composition of the Bank's loan portfolio by type of loan (excluding loans held for sale) at the periods indicated.

                                                     DECEMBER 31,
                                    -----------------------------------------------
                                             1999                    1998
                                    ----------------------- -----------------------
TYPE OF LOAN                            AMOUNT     PERCENT      AMOUNT     PERCENT
----------------------------------- ------------- --------- ------------- ---------
                                                (DOLLARS IN THOUSANDS)
Real estate loans:
* Commercial real estate ..........  $  400,168       22%    $  408,185       20%
* Residential property ............     856,443       46      1,150,250       57
* Construction loans ..............      73,264        4         69,889        4
                                     ----------       --     ----------       --
Total real estate loans ...........   1,329,875       72      1,628,324       81
                                     ----------       --     ----------       --
Consumer loans:
* Personal and other ..............     103,638        6        101,780        5
* Automobile ......................     146,450        8        159,423        8
* Yacht ...........................     138,928        7
                                     ----------       --
Total consumer loans ..............     389,016       21        261,203       13
                                     ----------       --     ----------       --
Commercial business loans .........     122,695        7        131,185        6
                                     ----------       --     ----------       --
TOTAL LOANS .......................   1,841,586      100%     2,020,712      100%
                                     ----------      ===     ----------      ===
Less:
Discounts, premiums and
 deferred loan fees ...............      (3,148)                 (3,627)
Allowance for loan losses .........      22,301                  26,665
                                     ----------              ----------
TOTAL .............................  $1,822,433              $1,997,674
                                     ==========              ==========

                                                                 DECEMBER 31,
                                    ----------------------------------------------------------------------
                                             1997                    1996                    1995
                                    ----------------------- ----------------------- ----------------------
TYPE OF LOAN                            AMOUNT     PERCENT      AMOUNT     PERCENT      AMOUNT     PERCENT
----------------------------------- ------------- --------- ------------- --------- ------------- --------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
* Commercial real estate ..........  $  356,635       18%    $  318,818       19%    $  240,980       16%
* Residential property ............   1,102,464       58        916,630       54        864,287       59
* Construction loans ..............     113,475        6        126,147        7        115,226        8
                                     ----------       --     ----------       --     ----------       --
Total real estate loans ...........   1,572,574       82      1,361,595       80      1,220,493       83
                                     ----------       --     ----------       --     ----------       --
Consumer loans:
* Personal and other ..............      76,902        4         68,302        4         52,390        3
* Automobile ......................     175,937        9        201,999       12        131,841        9
* Yacht ...........................
Total consumer loans ..............     252,839       13        270,301       16        184,231       12
                                     ----------       --     ----------       --     ----------       --
Commercial business loans .........      89,689        5         78,706        4         73,901        5
                                     ----------       --     ----------       --     ----------       --
TOTAL LOANS .......................   1,915,102      100%     1,710,602      100%     1,478,625      100%
                                     ----------      ===     ----------      ===     ----------      ===
Less:
Discounts, premiums and
 deferred loan fees ...............      (6,674)                 (8,493)                 (2,388)
Allowance for loan losses .........      13,677                  20,007                  10,622
                                     ----------              ----------              ----------
TOTAL .............................  $1,908,099              $1,699,088              $1,470,391
                                     ==========              ==========              ==========

     The following table sets forth at December 31, 1999, the principal amounts of the Bank's loans with contractual maturities during the periods indicated.

                                                              DECEMBER 31, 1999
                                    ---------------------------------------------------------------------
                                                                  MATURING
                                    ---------------------------------------------------------------------
                                                         AFTER 1 YEAR
                                     WITHIN 1 YEAR     THROUGH 5 YEARS     AFTER 5 YEARS        TOTAL
                                    ---------------   -----------------   ---------------   -------------
                                                               (IN THOUSANDS)
Real Estate:
 Residential(1) .................       $134,993           $101,553          $  743,615      $  980,161
 Construction and lot ...........         57,338             10,571               2,074          69,983
 Commercial .....................        103,587             86,882             137,754         328,223
Commercial business .............         65,238             73,911              28,797         167,946
Consumer ........................         97,917            149,441             113,063         360,421
                                        --------           --------          ----------      ----------
Total ...........................       $459,073           $422,358          $1,025,303      $1,906,734
                                        ========           ========          ==========      ==========
Maturing after one year with:
Variable interest rates .........                                                            $  355,583
Fixed interest rates ............                                                             1,092,078
                                                                                             ----------
Total ...........................                                                            $1,447,661
                                                                                             ==========

----------------
(1) Includes loans held for sale.

     The Bank provides commercial and residential real estate loans, construction loans, commercial business loans and consumer loans. Loans secured by real estate generally include commercial and residential real estate loans to refinance or purchase existing properties, commercial and residential construction loans, land acquisition and development loans and home equity loans.

     REAL ESTATE MORTGAGE LOANS. The Bank's real estate mortgage loans, which totaled $1.3 billion or 72% of the Bank's total loan portfolio as of December 31, 1999, consist of commercial and residential mortgage loans, which are secured by existing properties and commercial and residential construction loans. Loans secured by commercial properties generally have terms ranging from fifteen to twenty years and interest rate adjustment periods ranging from monthly to five years. Amortization periods for commercial mortgage loans generally do not exceed 25 years. Commercial real estate loans originated by the Bank are primarily secured by income-producing properties such as office buildings, warehouse buildings, retail space and multi-family properties. Generally, in underwriting commercial real estate loans, the Bank requires the personal guaranty of borrowers, a maximum loan to value ratio of 80%, and a minimum cash flow to debt service ratio of 1.25 to 1.

     The Bank's residential mortgage loans have terms which do not exceed 30 years and are secured by one-to-four family residences. Loans made from 80% to 95% of the appraised value of the financed residences are primarily originated with private mortgage insurance, which essentially insures that portion of the loan which is in excess of 80% of the appraised value of the financed residences. As of December 31, 1999, the loan portfolio includes an immaterial amount of residential loans which have loan to value ratios of greater than 80%, when originated, and have no private mortgage insurance. The Bank believes that these loans, which are made in the normal course of business from time to time, have not resulted in a significantly greater loss experience than the aggregate residential mortgage portfolio and these loans generally have higher yields. As of December 31, 1999, the Bank's residential loan portfolio consisted of 31% of ARMs and 69% of fixed rate loans.

     Residential mortgage loans generally are underwritten by the Bank in accordance with guidelines of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). The Bank is an approved seller/servicer for FNMA and FHLMC.

     Included in real estate loans are construction loans which comprised approximately 4% of the Bank's total loan portfolio as of December 31, 1999. The construction loan portfolio of approximately $73.3 million as of December 31, 1999 is net of $41.0 million of loans in process and is primarily comprised of one-to-four family residential properties, multi-family properties and commercial real estate properties.

     The Bank originates one-to-four family residential loans to individuals with approved permanent loan financing and through developers on a pre-sold and speculative basis. The Bank's underwriting guidelines regarding residential construction loans require an analysis of the financial condition of the developer or the borrower, the appraised value of the property, and the marketability of the proposed residence, including location, and overall portfolio concentrations. Limitations are imposed by the Bank on the aggregate outstanding principal balance of loans for the purpose of construction of residences that have not been pre-sold.

     Construction loans generally provide for terms of between 6 and 18 months with interest only payments. Loan proceeds are advanced as construction progresses and inspections warrant. Construction loans are structured either to be converted to permanent loans at the end of the construction phase, or to be paid off upon receipt of financing from another lender. Generally, the Bank's construction loans provide for variable rate interest, although fixed rate loans are issued in some cases. Fixed rate construction loans outstanding at December 31, 1999 were $12.9 million.

     The Bank's construction loans are secured by first mortgages on the underlying real estate and have loan-to-value ratios which generally do not exceed 80%. All such loans provide for recourse to the borrower or a related individual in the event of a default.

     Included in the total construction loan portfolio are commercial construction loans in the amount of $32.8 million as of December 31, 1999. Such loans have characteristics very similar to those of residential construction loans, apart from the nature of the collateral which is generally comprised of properties intended for commercial use or speculative basis. The Bank generally utilizes the services of third party engineering firms to verify the percentage completed on such projects prior to funding advances under commercial construction loans.

     Construction loans afford the Bank the opportunity to increase the interest rate sensitivity of its loan portfolio and to receive yields higher than those obtainable on adjustable-rate mortgage loans secured by existing residential properties. These higher yields correspond to the higher credit risks associated with construction lending. Historically, the Bank has obtained its construction loans through its retail loan officer and branch network, and also through the wholesale broker network. These loans are generally made to the homeowner and may or may not involve an end loan commitment.

     In certain circumstances, the Bank offers construction loan commitments to selected builders. These commitments are for pre-sold, speculative, model and contract construction loans, the collateral for which is individually analyzed and approved prior to closing. The commitment is a pre-approval of the builder on a credit basis only to determine the maximum level of exposure the Bank wishes to have.

     Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the completion of the construction phases, which security may be of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed property (which is often beyond the control of the borrower), and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete the construction phases and the related loan-to-value ratio. As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the successful completion of the property rather than on the ability of the borrower or guarantor to repay principal and interest. If the Bank is forced to foreclose on a property prior to or at completion due to a default, there can be no assurance that the Bank will be able to recover all of the unpaid balance of, and accrued interest on, the loan, as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. The Bank has underwriting procedures designed to identify what it believes to be acceptable levels of risk for residential and commercial construction lending.

     CONSUMER LOANS. Consumer loans are extended for a variety of purposes including the purchase of automobiles, yachts, home improvement, lines of credit, unsecured personal loans and education. As of December 31, 1999, consumer loans were approximately $389.0 million, or 21% of total loans. Loans secured by automobiles and yachts comprise the most significant components of consumer loans. At December 31, 1999, loans secured by automobiles were $146.5 million, or 8% of total loans. Historically, the Bank has obtained automobile loans from both its retail branch network and indirectly through referrals from automobile dealerships. Substantially all of these indirect automobile loans were obtained from dealerships located within the Bank's market area. During 1999, the Bank discontinued its indirect automobile loan program with the dealerships that were generating such loans, and is no longer originating automobile loans from this source.

     On July 30, 1999, the Bank purchased $108.0 million in yacht loans from John Deere Credit, Inc. The outstanding balance of yacht loans was $138.9 million, or 7% of total loans, at December 31, 1999. The Bank's FNEF subsidiary is engaged in originating yacht loans, a portion of which are retained by the Bank in its loan portfolio. The Bank's strategy is to retain approximately 50% of the yacht loans originated by FNEF and to sell the remaining loans to third party banks and other financial institutions.

     Consumer loan underwriting standards include an examination of the applicant's payment history on other debts and an evaluation of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. While consumer loans, excluding yacht loans, generally involve a higher element of credit risk than one-to-four family residential loans, consumer loans are typically made at higher interest rates and for shorter terms, or at adjustable rates, and are helpful in maintaining a profitable spread between the Bank's loan yield and its cost of funds. Lending in this area may involve special risks, including decreases in the value of collateral and transaction costs associated with foreclosure and repossession. With respect to consumer yacht loans, such loans generally involve a lower element of credit risk in comparison to other consumer or residential loans and contribute to building a mixed portfolio base while keeping transaction costs associated with foreclosure and repossession to a minimum. In addition to the underwriting standards applicable to all consumer loans, yacht loan underwriting procedures also include an evaluation of the customer's net worth and liquidity, along with a thorough evaluation of the collateral to ensure that loan amounts are applicable in relation to the vessel values.

     COMMERCIAL BUSINESS LOANS. Total commercial business loans were $122.7 million, or 7% of the Bank's total loan portfolio as of December 31, 1999. Commercial business loan underwriting practices assess the borrower's creditworthiness and ability to repay, including an evaluation of the value of any collateral securing the proposed loan. While commercial business loans generally are made for shorter terms and at a higher yields than one-to-four family residential loans, such loans generally involve a higher level of risk than one-to-four family residential loans.

     Included in total commercial business loans are Small Business Administration ("SBA") loans, which totaled approximately $7.7 million at December 31, 1999. SBA loans are underwritten in accordance with the guidelines of the SBA. These loans are made to small businesses and usually require that significant collateral be assigned to the Bank from the borrower. Typically, the SBA guarantees 70% to 90% of the loan balance with the remaining portion unguaranteed. The Bank is permitted to sell the SBA-guaranteed portion of the loan in secondary markets, with the Bank retaining the portion that is not guaranteed. SBA loans are similar to commercial business loans in yield and credit risk.

     In February 2000, the Bank established a small business loan division within its commercial business loan operations. The new division includes marketing and underwriting personnel dedicated to the small business loan market, which the Bank characterizes as loans up to an aggregate of $250,000 to an individual or business entity. The Bank expects to increase its small business loan originations during 2000. The small business loan division utilizes a more efficient underwriting criteria based on "credit scoring" that accommodates the characteristics of this market. The Bank has staffed this unit with experienced underwriters and commercial lenders resulting in a "high tech, high touch" lending to small businesses. Such underwriting criteria uses specialized software to facilitate the credit approval process by quantifying certain risks with respect to such small business loans.

     OTHER LENDING ACTIVITIES. The Bank may also extend loans for other purposes from time to time, including land acquisition and development and residential lot loans.

     LENDING PROCEDURES. Loan applications may be approved by the Board of Directors, the Board Loan Committee, the Management Loan Committee or the Loan Officer and Credit Officer if the loan is within delegated authority limits. The analysis of each loan application includes the applicant's and guarantor's or co-borrower's, if applicable, credit history, debt service ability, financial conditions, collateral and management team (if business loan).

     The Management Loan Committee is currently comprised of the Senior Executive Vice President-Chief Banking Officer, Senior Executive Vice President-Chief Credit Officer, Senior Vice President-Senior Commercial Credit Officer, Senior Vice President-Business Banking Officer and two alternates, the President/Chief Executive Officer and the Senior Executive Vice President-Chief Financial Officer. The Board of Directors or the Board Loan Committee approves all loans in excess of Management Loan Committee's established limits.

SERVICING OF MORTGAGE LOANS

     The Bank services virtually all of its loan portfolio, as well as loan participations sold to others. The Bank has historically serviced loans pursuant to the purchase of servicing rights; however during 1999, the Bank sold substantially all of its loan servicing rights with respect to loans serviced for others, and is no longer actively engaged in such operations. As of December 31, 1999, the Bank was servicing approximately $1.2 million in mortgage loans and mortgage loan participations for other lenders.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     The Bank's non-performing assets consist of other real estate owned (real estate acquired through foreclosures), non accruing loans and loans which are 90 days or more past due and still accruing. Generally, accrued interest on loans which are more than 90 days past due is excluded from income and any previously accrued and unpaid interest is reversed through interest income. Non-performing assets as of December 31, 1999 were approximately $18.3 million, representing .58% of the Company's total assets.

     The following table sets forth the Bank's non-performing assets at the periods indicated:

                                                                  DECEMBER 31,
                                            ---------------------------------------------------------
                                               1999        1998        1997        1996        1995
                                            ---------   ---------   ---------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS)
Loans:
Consumer ................................    $ 2,114     $ 1,416     $ 1,621     $ 1,735     $   356
Commercial business .....................          0       1,797       1,539         754       1,050
Residential mortgage ....................      6,138       6,955      11,490      15,986       5,741
Residential construction ................          0         598           0         572         107
Commercial mortgage .....................      8,117       3,395         698       3,562       4,201
Repossessed automobiles .................          0         800         672       1,798         566
                                             -------     -------     -------     -------     -------
  Total non-performing loans ............     16,369      14,961      16,020      24,407      12,021
                                             -------     -------     -------     -------     -------
Other real estate owned:
Residential construction ................          0           0       3,504       4,700       4,096
Residential mortgage ....................      1,327       1,768       4,328       2,897       2,194
Land for residential use ................          0         145           0       1,329       1,051
Land for commercial use .................          0         733         188         243         857
Commercial real estate ..................        677           0           0       1,349       1,386
                                             -------     -------     -------     -------     -------
  Total other real estate owned .........      2,004       2,646       8,020      10,518       9,584
                                             -------     -------     -------     -------     -------
 Total non-performing assets ............    $18,373     $17,607     $24,040     $34,925     $21,605
                                             =======     =======     =======     =======     =======

     The slight increase in non-performing assets as of December 31, 1999 compared to December 31, 1998 is primarily attributable to an increase in non-performing commercial mortgage loans, offset by decreases in non-performing commercial business, residential loans and repossessed automobiles. The increase in non-performing commercial mortgage loans as of December 31, 1999 is due primarily to two loans with outstanding balances of approximately $2.9 million and $1.3 million, respectively. Management does not expect to incur significant losses in the disposal of these properties. The reduction of non-performing assets as of December 31, 1998, as compared to December 31, 1997, is primarily due to the sale of other real estate owned during 1998. Total non-performing assets decreased $10.9 million as of December 31, 1997, as compared to December 31, 1996 due to the reduction in non-performing residential mortgage loans and non-performing commercial mortgage loans. The reduction in non-performing loans can be attributed to the resolution of the $6.2 million residential development loans and $2.2 million in commercial mortgage loans of a pooled company. Total non-performing assets increased $13.3 million as of December 31, 1996, as compared to

December 31, 1995, due primarily to the significant increase in non-performing residential mortgage loans and repossessed automobiles. The increase of $10.2 million in non-performing residential mortgage loans is due to the addition of $6.2 million residential development loans to a single borrower of a pooled company as of December 31, 1996. Repossessed automobiles increased $1.2 million due to significant problems in First Palm Beach Bancorp ("FPBB")'s indirect lending portfolio (see discussion at "Management's Discussion and Analysis--Provision for Loan Losses and Allowance for Loan Losses"). The remaining increase in non-performing assets is due to increases in the overall loan portfolio.

     The Bank's non-residential loans are periodically reviewed by the Bank's management for the purpose of determining a loan's classification as special mention, substandard, doubtful, or loss, as appropriate. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. "Substandard" assets include those characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make collection or liquidation in full on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

     General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities. Unlike specific allowances, general allowances have not been allocated to a particular problem asset. Assets classified as loss are those considered uncollectible and of such little value that continuance as assets is not warranted. The Bank will charge off 100% of the assets classified as loss. The Bank's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Federal Reserve Board ("FRB") and the Florida Banking Department, which can order the establishment of additional general or specific loss allowances.

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

     In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses, which totaled approximately $22.3 million at December 31, 1999, which is allocated according to the following table:

                                               DECEMBER 31,
                               ---------------------------------------------
                                        1999                   1998
                               ---------------------- ----------------------
                                              % OF                   % OF
                                ALLOWANCE   LOANS TO   ALLOWANCE   LOANS TO
                                 FOR LOAN     TOTAL     FOR LOAN     TOTAL
                                   LOSS       LOANS       LOSS       LOANS
                               ----------- ---------- ----------- ----------
                                          (DOLLARS IN THOUSANDS)
Real estate construction
 and lot loans ...............   $   429         4%     $   568         4%
Residential mortgage .........     2,787        46        4,025        57
Commercial mortgage ..........     7,875        22        6,868        20
Commercial business ..........     1,143         7          977         6
Consumer .....................     6,486        21        8,582        13
Unallocated ..................     3,581                  5,645
                                 -------       ---      -------       ---
TOTAL ........................   $22,301       100%     $26,665       100%
                                 =======       ===      =======       ===

                                                          DECEMBER 31,
                               -------------------------------------------------------------------
                                        1997                   1996                  1995
                               ---------------------- ---------------------- ---------------------
                                              % OF                   % OF                   % OF
                                ALLOWANCE   LOANS TO   ALLOWANCE   LOANS TO   ALLOWANCE   LOANS TO
                                 FOR LOAN     TOTAL     FOR LOAN     TOTAL     FOR LOAN    TOTAL
                                   LOSS       LOANS       LOSS       LOANS       LOSS      LOANS
                               ----------- ---------- ----------- ---------- ----------- ---------
                                                     (DOLLARS IN THOUSANDS)
Real estate construction
 and lot loans ...............   $ 1,234         6%     $ 1,044         7%     $   751        8%
Residential mortgage .........     1,844        58        2,158        54        1,887       59
Commercial mortgage ..........     2,548        18        2,665        19        2,578       16
Commercial business ..........     1,408         5          594         4          965        5
Consumer .....................     4,773        13       10,053        16        1,212       12
Unallocated ..................     1,870                  3,493                  3,229
                                 -------       ---      -------       ---      -------      ---
TOTAL ........................   $13,677       100%     $20,007       100%     $10,622      100%
                                 =======       ===      =======       ===      =======      ===

     In evaluating the adequacy of the allowance for loan losses, management has taken into consideration concentrations within the loan portfolio, past loan loss experience, changes in the portfolio, current economic conditions, workout arrangements, pending sales, the financial strength of the borrowers, and the appraised value of the collateral at the time reserves were established. Although management believes the allowance for loan losses is adequate, their evaluation is dependent upon future events. Management's evaluation of losses is a continuing process which may necessitate adjustments to the allowance in future periods.

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

     The following table details the charge-offs, recoveries, net charge-offs and ending balance of the allowance for loan losses for the periods indicated:

                                                                                                                   NINE MONTHS
                                                                AT OR FOR THE YEARS ENDED DECEMBER 31,                ENDED
                                                       --------------------------------------------------------    DECEMBER 31,
                                                           1999           1998          1997           1996            1995
                                                       ------------   -----------   ------------   ------------   -------------
                                                                                (DOLLARS IN THOUSANDS)
Beginning Balance ..................................     $ 26,665       $13,677       $ 20,007       $ 10,622       $ 10,507
Reserves acquired in connection with purchase
  business combinations ............................                      1,211                         2,627
Net change in allowance for the three months
  ended December 31, 1997, for pooled
  company ..........................................                       (885)
Charge-offs:
*Real estate mortgage ..............................        1,214         2,308          1,923          1,621            442
*Real estate construction ..........................                        344             19              2            411
*Consumer ..........................................        5,818         8,294         11,542          8,579            578
*Commercial business ...............................        1,111           163            952            818            217
                                                         --------       -------       --------       --------       --------
SUBTOTAL--Charge-offs ..............................        8,143        11,109         14,436         11,020          1,648
                                                         --------       -------       --------       --------       --------
Recoveries:
*Real estate mortgage ..............................           92            86             27            113             39
*Consumer ..........................................        1,613           515          2,272            479            141
*Commercial ........................................          524           261            664            322            675
                                                         --------       -------       --------       --------       --------
SUBTOTAL--Recoveries ...............................        2,229           862          2,963            914            855
                                                         --------       -------       --------       --------       --------
Net charge-offs ....................................        5,914        10,247         11,473         10,106            793
Provision for loan losses ..........................        1,550        22,909          5,143         16,864            908
                                                         --------       -------       --------       --------       --------
Ending Balance .....................................     $ 22,301       $26,665       $ 13,677       $ 20,007       $ 10,622
                                                         ========       =======       ========       ========       ========
Ratio of net charge-offs during the period to
  average loans outstanding during that period .....         0.30%         0.53%          0.64%          0.59%          0.06%
                                                         ========       =======       ========       ========       ========

INVESTMENT ACTIVITIES

     The Bank is required by federal regulations to maintain minimum levels of liquid assets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity." The Bank considers such factors as liquidity, yields, interest rate exposure and general economic conditions in determining the composition of its investment portfolio. As of December 31, 1999, the Company had cash and cash equivalents of $117.9 million and investments (including Federal Home Loan Bank Stock) of $974.2 million representing, in the aggregate, 34% of its total assets. See Note 3 of Notes to Consolidated Financial Statements.

DEPOSITS

     The Bank offers a variety of deposit programs, including non-interest bearing accounts, NOW accounts, money market deposit accounts, statement savings accounts, and variable- or fixed-rate certificates of deposit with maturities ranging from 30 days to five years. The principal differences among certificate accounts relate to minimum balance, term, interest rate, and method of compounding. As of December 31, 1999, certificate accounts in the amount of $100,000 or more amounted to approximately $218.3 million, representing 11% of total deposits.

     The following tables set forth the amounts and the weighted-average interest rate on each category of the Bank's deposit accounts as of the dates indicated:

                                        DECEMBER 31, 1999                      DECEMBER 31, 1998
                              -------------------------------------- --------------------------------------
                                               WEIGHTED     PERCENT                   WEIGHTED     PERCENT
                                               AVERAGE     OF TOTAL                   AVERAGE     OF TOTAL
                                  AMOUNT     STATED RATE   DEPOSITS      AMOUNT     STATED RATE   DEPOSITS
                              ------------- ------------- ---------- ------------- ------------- ----------
                                                         (DOLLARS IN THOUSANDS)
Non-interest bearing
 accounts ................... $  307,509                       15%   $  285,070                       12%
NOW accounts ................    208,500         0.75%         10       228,515         0.85%         10
Savings accounts ............    296,561         3.35          14       360,384         3.59          15
Money market accounts .......    176,330         3.44           9       170,017         3.41           7
Certificates of deposit .....  1,076,036         5.31          52     1,324,374         5.60          56
                              ----------         ----         ---    ----------         ----         ---
TOTAL DEPOSITS .............. $2,064,936         3.61%        100%   $2,368,360         4.00%        100%
                              ==========         ====         ===    ==========         ====         ===

                                        DECEMBER 31, 1997
                              -------------------------------------
                                               WEIGHTED    PERCENT
                                               AVERAGE     OF TOTAL
                                  AMOUNT     STATED RATE   DEPOSITS
                              ------------- ------------- ---------
                                     (DOLLARS IN THOUSANDS)
Non-interest bearing
 accounts ................... $  232,096                      11%
NOW accounts ................    190,063         1.56%         9
Savings accounts ............    274,170         3.46         12
Money market accounts .......    149,032         3.27          7
Certificates of deposit .....  1,315,509         5.78         61
                              ----------         ----         --
TOTAL DEPOSITS .............. $2,160,870         4.31%       100%
                              ==========         ====        ===

BORROWINGS

     Several credit options are made available to banks from time to time by the FHLB to meet seasonal or other withdrawals of deposits and to permit the expansion of lending activities. Each credit option has a specified maturity and either a fixed or a variable interest rate determined by the FHLB. Rates offered for variable rate FHLB borrowings are set from time to time by the FHLB. FHLB policy prescribes the acceptable uses for which the proceeds of such borrowings may be used. The Bank has a credit facility from the FHLB in the amount of $638.8 million at December 31, 1999, based on the Bank's total assets. At December 31, 1999, advances outstanding under the FHLB credit facility totaled $618.1 million. The Bank also has the ability to draw on existing lines of credit with two commercial banks for an aggregate amount of $10.0 million. No amounts were drawn on the commercial bank lines at December 31, 1999, 1998 and 1997.

     FHLB advances are collateralized by FHLB stock, mortgage loans and mortgage backed securities pledged in accordance with agreements the Bank entered into with the FHLB. In accordance with the agreements, the Bank had pledged as collateral loans with an aggregate principal balance of approximately $422.4 million, $388.9 million and $604.2 million at December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 1998 and 1997, the
Bank also had pledged mortgage backed securities in the amount of $233.1million, $57.4 million and $23.5 million, respectively.

     From time to time the Bank enters into repurchase agreements with customers, securities dealers and commercial banks. A repurchase agreement is a form of securities borrowing which involves the sale and delivery of securities by the Bank to an independent safekeeping agent, securities broker or dealer in an amount equal to a percentage of the fair market value of the securities, coupled with the Bank's agreement to repurchase the securities at a later date. The Bank pays the customer, broker or dealer a variable or fixed rate of interest for the use of the funds for the period involved which ranges from overnight to two years. At maturity, the loans are repaid and the securities are returned to the Bank. The amount of securities sold under such agreements vary widely and depend on many factors which include the terms available for such transactions, the ability of the Bank to apply the proceeds to investments having higher returns, the demand for such transactions, and management's perception of trends in short-term interest rates. The Bank, in each such transaction, requires the broker or dealer to adhere to procedures for the safekeeping of the Bank's securities. As of December 31, 1999, the Bank had $248.5 million outstanding in repurchase agreements.

     The following table presents selected information on borrowings:

                                                                                                                  NINE MONTHS
                                                                   YEARS ENDED DECEMBER 31,                          ENDED
                                                 -------------------------------------------------------------    DECEMBER 31,
                                                      1999            1998            1997            1996            1995
                                                 -------------   -------------   -------------   -------------   -------------
                                                                            (DOLLARS IN THOUSANDS)
FHLB ADVANCES AND OTHER BORROWINGS:
Amounts outstanding at end of year ...........     $ 618,996       $ 410,368       $ 454,322       $ 235,880       $ 197,125
Weighted average rate at end of year .........          5.61%           5.49%           6.05%           5.91%           6.20%
Maximum amount outstanding at any
  month end ..................................     $ 618,996       $ 514,097       $ 454,322       $ 238,100       $ 198,125
Approximate average amount outstanding
  during year ................................     $ 420,580       $ 376,252       $ 232,071       $ 202,158       $ 149,776
Approximate weighted average rate
  for year ...................................          5.48%           5.67%           5.94%           5.98%           6.12%
SECURITIES SOLD UNDER
  AGREEMENT TO REPURCHASE:
Amounts outstanding at end of year ...........     $ 248,521       $   9,144       $  43,389       $  24,613       $  27,660
Weighted average rate at end of year .........          5.81%           3.88%           5.27%           4.78%           5.65%
Maximum amount outstanding at any
  month end ..................................     $ 248,521       $  29,394       $  45,542       $  43,021       $  87,314
Approximate average outstanding
  during year ................................     $  85,106       $  11,391       $  27,001       $  20,105       $  46,519
Approximate weighted average rate
  for year ...................................          5.33%           4.43%           5.41%           5.10%           5.65%
TOTAL BORROWINGS:
Amounts outstanding at end of year ...........     $ 867,517       $ 419,512       $ 497,711       $ 260,493       $ 224,785
Weighted average rate at end of year .........          5.67%           5.45%           6.00%           5.79%           6.13%
Maximum amount outstanding at any
  month end ..................................     $ 867,517       $ 543,491       $ 472,467       $ 281,121       $ 283,439
Approximate average amount outstanding
  during year ................................     $ 505,686       $ 387,643       $ 259,072       $ 222,263       $ 196,295
Approximate weighted average rate
  for year ...................................          5.45%           5.63%           5.89%           5.90%           6.01%

     On June 30, 1997, FPBB issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year. The net proceeds of the debenture issuance were used for general corporate purposes, including contributing $25.0 million of the net proceeds to the Bank. During the quarter ended December 31, 1998 and throughout 1999, the Company purchased an aggregate of $13.7 million of its Senior Debentures in an effort to reduce the cost of interest-bearing liabilities. As of December 31, 1999, the net outstanding balance of Senior Debentures was $20.5 million.

MARKET AREA AND COMPETITION

     The Bank experiences strong competition both in attracting deposits and originating loans in its South and Central Florida market areas. Direct competition for loans and deposits comes from other commercial banks, savings and loan associations, credit unions, money market funds, brokerage firms, insurance companies and mortgage brokers. Competition in South Florida markets is significant. The Bank also competes with companies engaged in offering financial products and services through the Internet. Many of the Bank's competitors have greater financial resources, larger branch networks, better name recognition, greater economies of scale, fewer regulatory burdens, less onerous capital requirements and larger employee bases than the Bank. The primary methods used to attract deposit and loan accounts include interest rates, variety and quality of products and services, convenience of branches and advertising and promotions.

SUBSIDIARY ACTIVITIES

     The Company has an inactive insurance agency subsidiary, Republic Security Insurance Agency, which may act as an agent in the sale of mortgage life insurance, credit life insurance and homeowner property insurance to customers of the Bank. Subsidiaries of the Bank include RS Maritime Corporation d/b/a First New England Financial and RSAM Holdings, Inc. RSAM Holdings, Inc. is a Delaware chartered holding company established during 1999 to hold all the common stock and more than 80% of the preferred stock of RS Asset Management Corp., a real estate investment trust ("REIT"). The REIT was established in 1999 to hold certain loan portfolios transferred from the Bank comprised primarily of commercial loans secured by real estate. The net outstanding balance of loans in the REIT was approximately $207.9 million at December 31, 1999. RS Maritime Corporation is a Delaware chartered company engaged in yacht financing.

EMPLOYEES

     The Company and Bank employed approximately 880 persons as of December 31, 1999. The Company places a high priority on staff development, which involves training in sales, operational procedures, customer service and regulatory compliance. Extensive incentive programs that focus on and are dependent on the achievement of certain financial and customer service goals are in place for employees.

     None of the Company's, the Bank's or FNEF's employees are subject to a collective bargaining agreement, and the Company believes that its employee relations are good.

                          REGULATION AND SUPERVISION

GENERAL

     The Bank is a Florida-chartered commercial bank and a member of the Federal Reserve Bank of Atlanta, and its deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The Bank is subject to supervision and regulation by the Florida Department of Banking and Finance (the "FDBF") in its capacity as a state chartered commercial bank, by the Board of Governors of the Federal Reserve System (the "FRB") in its capacity as a member of the Federal Reserve System and by the Federal Deposit Insurance Corporation (the "FDIC") in its capacity as an insured depository institution. The Bank must file reports with the FDBF, the FRB and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening branch offices. The FDBF and the FRB conduct periodic examinations to assess the Bank's compliance with various regulatory requirements. The Company is also subject to regulation and supervision by the FRB as a bank holding company.

     Certain of the laws and regulations applicable to the Bank and the Company are summarized below or elsewhere herein. These summaries do not purport to be complete and are qualified in their entirety by reference to the full text of the statute or regulation to which they relate. Applicable laws and regulations, as well as relevant enforcement, fiscal and monetary policies, are subject to change at any time, and such changes may materially affect the operations of the Company or the Bank. The Company cannot predict the nature or extent of the effects on its business or earnings that may be occasioned by any such changes.

FEDERAL BANK HOLDING COMPANY REGULATION

     EXAMINATION AND REPORTING. The Company and Bank are subject to periodic examination by the FRB and are required to file with the FRB periodic reports of its operations and such additional information as the FRB may require. The Bank is subject to periodic examination by the FDBF and is required to file certain reports with the FDBF.

     IMPACT OF ENACTMENT OF THE GRAMM-LEACH-BLILEY ACT. On November 12, 1999, President Clinton signed the Gramm-Leach Bliley Act ("Gramm-Leach"), which among other things, establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. Generally, the new law (i) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies and other financial service providers, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by subsidiaries of national banks and state banks, (iv) provides an enhanced framework for protecting the privacy of information gathered by financial institutions regarding their customers and consumers, (v) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the Federal Home Loan Bank System, (vi) requires public disclosure of certain agreements relating to funds expended in connection with an institution's compliance with the Community Retirement Act, and (vii) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions, including the functional regulation of bank securities and insurance activities.

     Bank holding companies are now permitted to engage in a wider variety of financial activities than permitted under the prior law, particularly with respect to insurance and securities activities. In addition, in a change from the prior law, bank holding companies are in a position to be owned, controlled or acquired by any company engaged in financially related activities.

     ACTIVITY RESTRICTIONS. The BHCA generally limits the Company's activities to managing or controlling banks, furnishing services to or performing services for its subsidiaries and engaging in other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the FRB must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. The FRB has determined the following activities, among others, to be permissible for bank holding companies:

     * Factoring accounts receivable;

     * Acquiring or servicing loans;

     * Leasing personal property;

     * Conducting discount securities brokerage activities;

     * Performing certain data processing services;

     * Acting as agent or broker and selling credit life insurance and certain other types of insurance in connection with credit transactions;

     * Performing certain limited insurance underwriting activities;

     * Acting as a fiduciary, investment or financial advisor;

     * Making investments in corporations or projects designed primarily to promote community welfare; and

     * Acquiring savings and loan associations.

     Effective March 11, 2000, Gramm-Leach expands the range of permitted activities of certain bank holding companies to include the offering of virtually any type of service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency), merchant banking, acquisitions of and combinations with insurance companies and securities firms and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In order to engage in these new activities, a bank holding company must qualify and register with the FRB as a financial holding company. To qualify as a financial holding company, a bank holding company must demonstrate that each of its bank subsidiaries is well-capitalized and well-managed and has a rating of "satisfactory" or better under the Community Reinvestment Act of 1977 (the "CRA"). Certain of the additional activities authorized under Gramm-Leach may also be undertaken by a financial subsidiary of a bank. Under Gramm-Leach, a functional system of regulation will apply to financial holding companies under which banking activities will be regulated by the federal banking regulators, securities activities will be regulated by the federal securities regulators, and insurance activities will be subject to regulation by the appropriate state insurance authorities.

     Although the Company currently meets all standards required for qualification as a financial holding company, it has not yet determined whether it will seek to qualify as, or engage in any of the additional activities authorized for, a financial holding company. The Company is exploring strategic opportunities to determine whether, based on market conditions, the financial condition of the Company and its subsidiaries, regulatory capital requirements, general economic conditions and other requirements, it desires to utilize any of the expanded powers permitted by Gramm-Leach.

     ACQUISITION AND SALE OF CONTROL. The BHCA and the Change in Bank Control Act place restrictions on the acquisition of control of a bank holding company, such as the Company. A conclusive presumption of control exists if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. A rebuttable presumption of control exists if a person acquires 10% or more but less than 25% of any class of voting securities and either the Company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. A person seeking to acquire control of a bank holding company generally must obtain the prior approval of the FRB, or give prior notice to the FRB and receive no objection or disapproval from the FRB to such acquisition.

     The BHCA also requires a bank holding company such as the Company to obtain the approval of the FRB prior to, among other things: (i) acquiring all or substantially all of the assets of any bank; (ii) acquiring direct or indirect ownership or control of 5% of the outstanding voting stock of any bank (unless it owns a majority of such bank's voting shares), or (iii) merging or consolidating with any other bank holding company. The BHCA also generally prohibits a bank holding company from (i) acquiring or retaining direct or indirect ownership or control of more than 5% of the outstanding voting stock of any company which is not a bank or bank holding company, or (ii) engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or performing services for its subsidiaries unless such non-banking business is determined by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto or, in the case of a financial holding company or activities conducted through a financial subsidiary, such activity is authorized for the financial holding company or financial subsidiary, as applicable.

     CAPITAL; DIVIDENDS; SHARE REPURCHASES; SOURCE OF STRENGTH. The FRB imposes certain capital requirements on the Company under the BHCA, including a minimum leverage ratio and a minimum ratio of "qualifying" capital to risk-weighted assets. These requirements are described below under "Capital Requirements." Subject to its capital requirements and certain other restrictions, the Company is able to borrow money to make a capital contribution to the Bank, and such loans may be repaid from dividends paid from the Bank to the Company (although the ability of the Bank to pay dividends will be subject to regulatory restrictions as described below under "Federal Bank Regulation--Dividends"). The Company is also able to raise capital for contribution to the Bank by issuing securities without having to receive regulatory approval, subject to compliance with federal and state securities laws.

     A bank holding company, such as the Company, is required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the Company's consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the FRB, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the FRB, and that is not the subject of any unresolved supervisory issues.

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

FEDERAL BANK REGULATION

     ACTIVITY RESTRICTIONS ON STATE-CHARTERED BANKS. Section 24 of the Federal Deposit Insurance Act, as amended ("FDIA"), which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

     Section 24 provides an exception for investments by a bank in common and preferred stocks listed on a national securities exchange or the shares of registered investment companies if (1) the bank held such types of investments during the 14-month period from September 30, 1990 through November 26, 1991,
(2) the state in which the bank is chartered permitted such investments as of September 30, 1991, and (3) the bank notifies the FDIC and obtains approval from the FDIC to make or retain such investments. Section 24 also contains an exception for certain majority owned subsidiaries, but the activities of such subsidiaries are limited to those permissible for a national bank, permissible under Section 24 of the FDIA and the FDIC regulations issued pursuant thereto, or as approved by the FDIC.

     Any bank that held an impermissible investment or engaged in an impermissible activity and that did not receive FDIC approval to retain such investment or to continue such activity was required to submit to the FDIC a plan for divesting of such investment or activity as quickly and prudently as possible. Before making a new investment or engaging in a new activity not permissible for a national bank or otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless such bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

     Effective March 11, 2000, Gramm-Leach permits a state-chartered bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, Gramm-Leach permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered banks may retain after March 11, 2000 existing subsidiaries engaged in activities that are not authorized under Gramm-Leach; otherwise, Gramm-Leach will preempt all state laws authorizing a broader or narrower range of activities for state chartered banks Although the Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.

     FEDERAL HOME LOAN BANK SYSTEM. The Bank is member of the FHLB system, which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board ("FHFB"), an agency created by the Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA"). The FHLB provides a central credit facility primarily for member thrift institutions as well as other entities involved in home mortgage lending. The Bank, as a member of the Atlanta-FHLB, is required to purchase and hold shares of capital stock in that FHLB in an amount at least equal to the greater of (i) 1% of the aggregate principal amount of its unpaid mortgage loans, home purchase contracts and similar obligations at the beginning of each year; (ii) 0.35% of its assets; or (iii) 5% (or such greater fraction as established by the FHLB) of its advances from the FHLB. Pursuant to Gramm-Leach, the foregoing minimum share ownership requirements will be replaced by regulations to be promulgated by the FHFB. Gramm-Leach specifically provides that the minimum requirements in existence immediately prior to adoption of Gramm-Leach shall remain in effect until such regulations are adopted. The Bank is in compliance with this requirement. Each FHLB bank serves as a reserve or central bank for its home financing members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans to members (i.e., advances) in accordance with policies and procedures, including collateral requirements, established by the respective boards of directors of the FHLBs. These policies and procedures are subject to the regulation and oversight of the FHFB. All long-term advances are required to provide funds for residential home financing. The FHFB has also established standards of community or investment service that members must meet to maintain access to such long-term advances.

     FEDERAL RESERVE SYSTEM. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

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

     INSURANCE OF ACCOUNTS AND OTHER ASSESSMENTS. The majority of the Bank's deposit accounts are insured by the Savings Association Insurance Fund ("SAIF") and the remaining deposit accounts of the Bank are insured by the Bank Insurance Fund ("BIF"). Both SAIF and BIF are insurance funds of the FDIC which insure the respective deposit accounts of the Bank to a maximum of $100,000 for each insured depositor. Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance funds. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending six months before the assessment period, consisting of (1) well capitalized (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. With respect to the capital ratios, institutions are classified as well capitalized, or adequately capitalized using ratios that are substantially similar to the prompt corrective action capital ratios discussed below. Any institution that does not meet these two definitions is deemed to be undercapitalized for this purpose. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessments rates for deposit insurance currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the earnings of the Bank.

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

     TRANSACTIONS WITH AFFILIATES. The authority of the Bank to engage in transactions with related parties or "affiliates" or to make loans to insiders is limited by certain provisions of law and regulations. Commercial banks, such as the Bank, are prohibited from making extensions of credit to any affiliate that engages in an activity not permissible under the regulations of the FRB for a bank holding company. Pursuant to Sections 23A and 23B of the Federal Reserve Act ("FRA"), member banks are subject to restrictions regarding transactions with affiliates ("Covered Transactions"). With respect to any Covered Transaction, the term "affiliate" includes any company that controls or is under common control with the Bank, a bank or savings association subsidiary of the Bank, any persons who own, control or vote more than 25% of any class of stock of the Bank or the Company and any persons who the Board of Directors determines exercises a controlling influence over the management of the Bank or the Company. The term "affiliate"also includes any company controlled by controlling stockholders of the Bank or the Company and any company sponsored and advised on a contractual basis by the Bank or any subsidiary or affiliate of the Bank. Such transactions between the Bank and its respective affiliates are subject to certain requirements and limitations, including limitations on the amounts of such Covered Transactions that may be undertaken with any one affiliate and with all affiliates in the aggregate. The federal banking agencies may further restrict such transactions with affiliates in the interest of safety and soundness. Section 23A of the FRA limits Covered Transactions with any one affiliate to 10% of an institution's capital stock and surplus and limits aggregate affiliate transactions to 20% of the Bank's capital stock and surplus. Sections 23A and 23B of the FRA provide that a loan transaction with an affiliate generally must be collateralized (but may not be collateralized by a low quality asset or securities issued by an affiliate) and that all Covered Transactions, as well as the sale of assets, the payment of money or the provision of services by the Bank to an affiliate, must be on terms and conditions that are substantially the same, or at least as favorable to the Bank, as those prevailing for comparable nonaffiliated transactions. A Covered Transaction generally is defined as a loan to an affiliate, the purchase of securities issued by an affiliate, the purchase of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan, or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. In addition, the Bank generally may not purchase securities issued or underwritten by an affiliate.

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

STATE BANKING REGULATION

     The FDBF supervises and regulates all areas of the Bank's operations, including, without limitation, the making of loans, the issuance of securities, the conduct of the Bank's corporate affairs, capital adequacy requirements, the payment of dividends and the establishment or closing of branches. Various Florida consumer laws, such as usury laws and laws relating to fiduciaries, also affect the operations of the Bank.

     As a state chartered banking institution in the state of Florida, the Bank is empowered by statute, subject to the limitations contained in those statutes, to take savings and time deposits and pay interest on them, to accept checking accounts, to make loans on residential and other real estate, to make consumer and commercial loans, to invest, with certain limitations, in equity securities and in debt obligations of banks and corporations, and to provide various other services to the Bank's customers. In 1999 the Florida legislature passed a law repealing the Florida statute which prohibited financial institutions from engaging in insurance agency activities except in small towns. The new law sets out certain regulatory and customer disclosure requirements applicable when a financial institution offers insurance products along with other financial products. These requirements include (i) financial institutions must disclose that choice of insurance provider will not affect the institution's decision to extend credit; and (ii) financial institutions must disclose that insurance products are not guaranteed against loss and may expose the customer to investment risk. Otherwise, the new law effectively treats banks and bank holding companies like other companies which can offer insurance, if they comply with Florida's insurance laws.

CAPITAL REQUIREMENTS

     The FRB has adopted capital adequacy guidelines for bank holding companies and their subsidiary state-chartered banks that are members of the Federal Reserve System. Bank holding companies and their subsidiary state-chartered member banks must comply with the FRB's risk-based capital guidelines. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, to minimize incentives for holding liquid assets and to achieve greater consistency in evaluating the capital adequacy of major banks throughout the world. Under these guidelines assets and off-balance sheet items are assigned to broad risk categories each with designated weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 Capital. Tier 1 Capital, which includes common stockholders' equity, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less certain goodwill items and other intangible assets, is required to equal at least 4% of risk-weighted assets. In addition, based on guidance issued by the FRB in a press release, bank holding companies may include trust preferred securities meeting certain requirements in up to 25% of Tier 1 Capital. The remainder ("Tier 2 Capital") may consist of
(i) an allowance for loan losses of up to 1.25% of risk-weighted assets, (ii) excess of qualifying perpetual preferred stock, (iii) hybrid capital instruments, (iv) perpetual debt (for bank holding companies only), (v) mandatory convertible securities, subordinated debt and intermediate-term preferred stock up to 50% of Tier 1 Capital and (vi) unrealized gains on equity securities and other assets. Total capital is the sum of Tier 1 and Tier 2 Capital less reciprocal holdings of other banking organizations' capital instruments, investments in unconsolidated subsidiaries and any other deductions as determined by the FRB (determined on a case by case basis or as a matter of policy after formal rule making).

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

     The federal bank regulatory authorities have also adopted regulations which supplement the risk-based guideline. These regulations generally require banks and bank holding companies to maintain a minimum level of Tier 1 Capital to total assets less goodwill of 4% (the "leverage ratio"); provided, however, that if the Bank has a composite rating of "1" under the Uniform Financial Institutions Rating System, the minimum Tier 1 Capital ratio is 3%. Banking organizations experiencing or anticipating significant growth, as well as those organizations which do not satisfy the criteria described above, will be required to maintain a minimum leverage ratio ranging generally from 4% to 5%. The FRB also continues to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 Capital, less deductions for intangibles otherwise includable in Tier 1 Capital, to total tangible assets. The minimum ratios referred to above are merely guidelines and the FRB possesses the discretionary authority to require higher ratios with respect to bank holding companies and state-member banks. The Company and the Bank currently exceed the requirements contained in FRB regulations, policies and directives pertaining to capital adequacy, and management of the Company and the Bank are not aware of any violation or alleged violation of these regulations, policies or directives.

OTHER FEDERAL REGULATION

     INTERSTATE BANKING AND BRANCHING. The BHCA was amended in September 1994 by the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"). The Interstate Banking Act provides that, effective September 29, 1995, adequately capitalized and managed bank holding companies were permitted to acquire banks in any state. State laws prohibiting interstate banking or discriminating against out-of-state banks are preempted as of the effective date. States were not permitted to enact laws opting out of this provision; however, states were allowed to adopt a minimum age restriction requiring that target banks located within the state be in existence for a period of years, up to a maximum of five years, before such bank may be subject to the Interstate Banking Act. The Interstate Banking Act establishes deposit caps which prohibit acquisitions that result in the acquiring company controlling 30 percent or more of the deposits of insured banks and thrift institutions held in the state in which the target maintains a branch or 10 percent or more of the deposits nationwide. States have the authority to waive the 30 percent deposit cap. State-level deposit caps are not preempted as long as they do not discriminate against out-of-state companies, and the federal deposit caps apply only to initial entry acquisitions. The Interstate Banking Act also provides that as of June 1, 1997, adequately capitalized and managed banks are able to engage in interstate branching by merging with banks in different states. States were permitted to enact legislation authorizing interstate mergers earlier than June 1, 1997, or, unlike the interstate banking provision discussed above, states were permitted to opt out of the application of the interstate merger provision by enacting specific legislation before June 1, 1997.

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

     COMMUNITY REINVESTMENT ACT. CRA requires a financial institution to help meet the credit needs of its entire community, including low-income and moderate-income areas. The regulations adopt a performance-based evaluation system which bases CRA ratings on an institution's actual lending, service and investment performance, rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. Federal banking agencies may take CRA compliance into account when regulating and supervising bank and holding company activities; for example, CRA performance may be considered in approving proposed bank acquisitions and extensions of powers and the qualification of financial holding companies.

     TYING ARRANGEMENTS. The BHCA also prohibits bank holding companies and their affiliates from tying the provision of certain services, such as extending credit, to other services offered by the bank holding company or its affiliates.

     PRIVACY STANDARDS. Pursuant to Gramm-Leach, financial institutions are required to establish a policy governing the collection, use and protection of non-public information about their customers and consumers, provide notice of such policy to consumers and provide a mechanism for consumers to opt out of any practice of the institution whereby nonpublic personal information would otherwise be disclosed to unaffiliated third parties. The federal banking agencies, jointly with the Federal Trade Commission and the Securities and Exchange Commission, have published proposed regulations to implement the privacy standards of Gramm-Leach. Under the regulations, the Company and the Bank will be required to adopt and implement a privacy policy no later than November 13, 2000. The Company and the Bank are in the process of determining the extent to which the privacy standards will affect their operations.

     SAFETY AND SOUNDNESS; ENFORCEMENT. The FDIC and the FRB have extensive enforcement authority over bank holding companies and their depository institution subsidiaries. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers, to order divestitures and withhold approval of the acquisition of a business or the exercise of powers, to terminate deposit insurance coverage and to place a depository institution in receivership. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     Pursuant to the requirements of FDICIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the FRB adopted regulations to require a state member bank that is given notice that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FRB. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FRB may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of FDICIA. If a bank fails to comply with such an order, the FRB may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

     FDICIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FRB has adopted regulations governing the supervisory actions that may be taken against state member banks and their holding companies. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Generally, an institution will be treated as "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1 capital to risk-weighted assets is at least 6%, its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive to meet a specific capital level. An institution will be treated as "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 capital to risk-weighted assets is at least 4%, and its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System and is not experiencing or expecting significant growth) and it is not a well-capitalized institution. An institution that has total risk-based capital of less than 8%, Tier 1 risk-based-capital of less than 4% or a leverage ratio that is less than 4% (or less than 3% if the institution is rated a composite "1" under the Uniform Financial Institutions Rating System and is not experiencing or expecting significant growth) would be considered to be "undercapitalized." An institution that has total risk-based capital of less than 6%, Tier 1 capital of less than 3% or a leverage ratio that is less than 3% would be considered to be "significantly undercapitalized," and an institution that has a tangible capital to assets ratio equal to or less than 2% would be deemed to be "critically undercapitalized."

     The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital deteriorates within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized. The FRB is required to monitor closely the condition of an undercapitalized state member bank and to restrict the growth of its assets. An undercapitalized bank is required to file a capital restoration plan within 45 days of the date the bank receives notice that it is within any of the three undercapitalized categories, and the plan must be guaranteed by any parent holding company. The aggregate liability of a parent holding company is limited to the lesser of: (i) an amount equal to the five percent of the bank's total assets at the time it became "undercapitalized," and (ii) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all capital standards applicable with respect to such bank as of the time it fails to comply with the plan. If a bank fails to submit an acceptable plan, it is treated as if it were "significantly undercapitalized." Banks that are significantly or critically undercapitalized are subject to a wider range of regulatory requirements and restrictions.

     The FDIC has a broad range of grounds under which it may appoint a receiver or conservator for an insured depositary bank. If one or more grounds exist for appointing a conservator or receiver for a bank, the FDIC may require the bank to issue additional debt or stock, sell assets, be acquired by a depository bank holding company or combine with another depository bank. Under FDICIA, the FDIC is required to appoint a receiver or a conservator for a critically undercapitalized bank within 90 days after the bank becomes critically undercapitalized or to take such other action that would better achieve the purposes of the prompt corrective action provisions. Such alternative action can be renewed for successive 90-day periods. However, if the bank continues to be critically undercapitalized on average during the quarter that begins 270 days after it first became critically undercapitalized, a receiver must be appointed, unless the FDIC makes certain findings that the bank is viable.

     The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including: (i) insolvency (whereby the assets of the bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

     UNIFORM REAL ESTATE LENDING STANDARDS. Pursuant to FDICIA, the federal banking agencies have adopted uniform regulations prescribing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate. Under the joint regulations adopted by the banking agencies, all financial institutions must adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate. These policies must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. The real estate lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies ("Interagency Guidelines") that have been adopted by the federal bank regulators.

     The Interagency Guidelines, among other things, require a depository institution to establish internal loan-to-value limits for real estate loans that are not in excess of the following supervisory limits: (i) for loans secured by raw land, the supervisory loan-to-value limit is 65% of the value of the collateral; (ii) for land development loans (I.E., loans for the purpose of improving unimproved property prior to the erection of structures), the supervisory limit is 75%; (iii) for loans for the construction of commercial, multi-family or other non-residential property, the supervisory limit is 80%;
(iv) for loans for the construction of one- to four-family properties, the supervisory limit is 85%; and (v) for loans secured by other improved property (E.G., farmland, completed commercial property and other income-producing property including non-owner occupied, one- to four-family property), the limit is 85%. Although no supervisory loan-to-value limit has been established for owner-occupied, one to four-family and home equity loans, the Interagency Guidelines state that for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.

     INTERNET BANKING. Technological developments are dramatically altering the ways in which most companies, including financial institutions, conduct their business. The growth of the Internet is prompting banks to reconsider business strategies and adopt alternative distribution and marketing systems. The federal bank regulatory agencies have conducted seminars and published materials targeted to various aspects of Internet banking, and have indicated their intention to reevaluate their regulations to ensure that they encourage banks' efficiency and competitiveness consistent with safe and sound banking practices. We cannot predict the effect any such new regulations or future taxation will have on the Bank's Internet operations.

EFFECT OF GOVERNMENTAL MONETARY POLICIES

     The commercial banking business in which the Bank engages is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member banks' deposits and assets of foreign branches and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Bank cannot be projected.

ITEM 2. PROPERTIES

     The Company and the Bank are located and conduct their business at the Company's executive office located at 450 South Australian Avenue, West Palm Beach, Florida 33401. In addition, the Company or the Bank maintains the following properties:

LOCATION                                 DATE LEASED OR ACQUIRED     LEASED OR OWNED
-------------------------------------   -------------------------   ----------------
CONGRESS                                                   1993               Owned
4440 Congress Avenue
West Palm Beach, FL 33407-4298
JUPITER                                                    1997               Owned
900 West Indiantown Road
Jupiter, FL 33458
PROMENADE                                                  1995               Owned
9860 Alternate A1A
Palm Beach Gardens, FL 33410
PALM BEACH LAKES                                           1999              Leased
1555 Palm Beach Lakes Boulevard
West Palm Beach, FL 33401
PHILLIPS POINT                                             1996              Leased
777 South Flagler Drive
West Palm Beach, FL 33401
LAKE WORTH                                                 1997              Leased
7300 Lake Worth Road
Lake Worth, FL 33467
BOYNTON                                                    1996              Leased
1301 North Congress Avenue
Boynton Beach, FL 33426
DELRAY                                                     1995              Leased
5061 West Atlantic Avenue
Delray Beach, FL 33484
BOCA                                                       1996              Leased
7601 North Federal Highway
Boca Raton, FL 33487
SAWGRASS                                                   1994               Owned
12396 West Sunrise Boulevard
Plantation, FL 33323
DAVIE                                                      1989              Leased
4991 South State Road #7
Davie, FL 33314
WESTON                                                     1993               Owned
2630 Weston Road
Fort Lauderdale, FL 33330
DANIA                                                      1988              Leased
5991 Ravenswood Road
Fort Lauderdale, FL 33312
HOLLYWOOD                                                  1989               Owned
1220 South State Road #7
Hollywood, FL 33023
HALLANDALE                                                 1986              Leased
1000 East Hallandale Beach Boulevard
Hallandale, FL 33009

LOCATION                          DATE LEASED OR ACQUIRED     LEASED OR OWNED
------------------------------   -------------------------   ----------------
SILVER LAKES                                        1995               Owned
18395 Pines Boulevard
Pembroke Pines, FL 33029
HOMESTEAD                                           1993               Owned
600 North Homestead Boulevard
Homestead, FL 33030
NORTH MIAMI BEACH                                   1962               Owned
801N.E. 167th Street
North Miami Beach, FL 33162
MIAMI LAKES                                         1979              Leased
15700 N.W. 67th Avenue
Miami Lakes, FL 33014
HIALEAH                                             1981              Leased
1651 W. 37th Street
Hialeah, FL 33012
AVENTURA                                            1989              Leased
20801 Biscayne Boulevard
North Miami Beach, FL 33180
BROWARD BOULEVARD                                   1989              Leased
1401 E. Broward Boulevard
Fort Lauderdale, FL 33301
CAL CLUB                                            1983              Leased
850 Ives Dairy Road
North Miami Beach, FL 33179
BAY POINT                                           1983              Leased
4770 Biscayne Boulevard
Miami, FL 33137
CORAL SPRINGS                                       1995              Leased
2855 University Drive
Coral Springs, FL 33065
LINTON BOULEVARD                                    1986              Leased
900 West Linton Boulevard
Delray Beach, FL 33444
CAMINO REAL                                         1997              Leased
7400 West Camino Real
Boca Raton, FL 33433
PEMBROKE PINES                                      1997              Leased
12405 Taft Street
Pembroke Pines, FL 33028
CORAL WAY                                           1980              Leased
7171 Southwest 24th Street
Miami, FL 33155
PEMBROKE PINES EAST                                 1998               Owned
8411 Pines Boulevard
Pembroke Pines, FL 33024
ARVIDA                                              1998               Owned
5131 Congress Avenue
Boca Raton, FL 33487
NORTH PALM BEACH                                    1998              Leased
701 U.S. Highway 1
North Palm Beach, FL 33408

LOCATION                              DATE LEASED OR ACQUIRED     LEASED OR OWNED
----------------------------------   -------------------------   ----------------
BAYVIEW                                                 1998              Leased
2929 E. Commercial Boulevard
Ft. Lauderdale, FL 33308
PRESIDENTIAL CIRCLE                                     1985               Owned
3850 Hollywood Boulevard
Hollywood, FL 33021
AUSTRALIAN AVENUE                                       1997               Owned
450 South Australian Avenue
West Palm Beach, FL 33401
SOUTHERN BOULEVARD                                      1959               Owned
301 Southern Boulevard
West Palm Beach, FL 33405
WESTWARD                                                1960               Owned
2701 Okeechobee Boulevard
West Palm Beach, FL 33409
LAKE PARK                                               1962               Owned
500 Federal Highway
Lake Park, FL 33403
DELRAY EAST                                             1971               Owned
95 N.E. 5th Avenue
Delray Beach, FL 33483
BOCA EAST                                               1973               Owned
2400 Federal Highway
Boca Raton, FL 33431
LUCERNE AVENUE                                          1974               Owned
531 Lucerne Avenue
Lake Worth, FL 33460
GALLERIA                                                1980              Leased
165 Bradley Place
Palm Beach, FL 33480
GLADES ROAD                                             1981               Owned
9033 Glades Road
Boca Raton, FL 33434
GOLDEN LAKES                                            1984               Owned
1950 Golden Lakes Boulevard
West Palm Beach, FL 33411
BLUFF SQUARE SHOPPES                                    1986              Leased
4050 U.S. Highway One
Jupiter, FL 33477
GARDENS MALL                                            1988              Leased
3101 PGA Boulevard
Palm Beach Gardens, FL 33477
PALM SPRINGS                                            1993               Owned
2950 10th Avenue North
Lake Worth, FL 33461
BOYNTON LAKES                                           1994              Leased
4770 North Congress Avenue
Lantana, FL 33462
ROYAL PALM BEACH                                        1994              Leased
1135-A Royal Palm Beach Boulevard
Royal Palm Beach, FL 33411

LOCATION                            DATE LEASED OR ACQUIRED     LEASED OR OWNED
--------------------------------   -------------------------   ----------------
STUART SQUARE                                         1994              Leased
2160 S.E. Federal Highway
Stuart, FL 34994
WELLINGTON                                            1994              Leased
13841-A Wellington Trace
West Palm Beach, FL 33414
CLEMATIS                                              1995              Leased
301 Clematis Street
West Palm Beach, FL 33401
FT. MYERS SOUTH                                       1995              Leased
16970-A San Carlos Boulevard
Ft. Myers, FL 33908
LAKE WORTH ALBERTSONS                                 1995              Leased
4481-A Lake Worth Road
Lake Worth, FL 33461
PEMBROKE ISLE PLAZA                                   1995              Leased
17171-A Pines Boulevard
Pembroke Pines, FL 33027
OAKLAND PARK                                          1995              Leased
9919-A West Oakland Park
Sunrise, FL 33351
WESTCHESTER                                           1995              Leased
7807-A S.W. 40th Street
Miami, FL 33165
BONITA SPRINGS                                        1996              Leased
26831-A South Tamiami Trail
Bonita Springs, FL 34134
BOYNTON BEACH MARKET                                  1996              Leased
9839-A South Military Trail
Boynton Beach, FL 33436
UNIVERSITY                                            1996              Leased
2201-A University Drive
Coral Springs, FL 33065
KENDALL LAKES                                         1996              Leased
14655-A S.W. 56th Street
Miami, FL 33175
MISSION BAY                                           1996              Leased
20409-A State Road 7
Boca Raton, FL 33434
TAMARAC                                               1996              Leased
7100-A North University Drive
Tamarac, FL 33319
TURTLE RUN                                            1996              Leased
6355-A Sample Road
Coral Springs, FL 33067
CAPE CORAL                                            1997              Leased
127-A Cape Coral Parkway
Cape Coral, FL 33914
DEERFIELD BEACH                                       1997              Leased
3701-A West Hillsboro Boulevard
Deerfield Beach, FL 33442

LOCATION                             DATE LEASED OR ACQUIRED     LEASED OR OWNED
---------------------------------   -------------------------   ----------------
DELRAY TOWN CENTER                                     1997              Leased
4801-A Linton Boulevard
Delray Beach, FL 33445
FT. MYERS CENTRAL                                      1997              Leased
13401-A Summerlin Road
Ft. Myers, FL 33907
JONATHAN'S LANDING                                     1997              Leased
17400-A Alternate A1A
Jupiter, FL 33477
PEMBROKE PINES ALBERTSONS                              1997              Leased
8030-A Pines Boulevard
Pembroke Pines, FL 33024
RIVERWALK                                              1997              Leased
7477 Riverwalk Circle, Suite 215
West Palm Beach, FL 33411
WESTVIEW                                               1997              Leased
9545-A Westview Drive
Coral Springs, FL 33076
COOPER CITY                                            1998              Leased
10018-A Griffin Road
Cooper City, FL 33328
WEST PALM BEACH                                        1997              Leased
1901-A Military Trail
West Palm Beach, FL 33409
PORT ST. LUCIE                                         1998              Leased
10105-A U.S. Highway One
Port St. Lucie, FL 34952
NEWBERRY                                               1998               Owned
25365 W. Newberry Road
Newberry, FL 32669
OCALA                                                  1998              Leased
1410 N.E. 8th Avenue
Ocala, FL 34479
BUMBY                                                  1983               Owned
400 North Bumby Avenue
Orlando, FL 32803
GAINESVILLE                                            1998              Leased
2323 N.W. 13th Street
Gainesville, FL 32609
SAMPLE CROSSROADS                                      1999              Leased
2201 West Sample Road
Pompano Beach, FL 33073
NORTH CAPE CORAL                                       1999              Leased
1735 N.E. Pine Island Road
North Cape Coral, FL 33909
HOMESTEAD                                              1999              Leased
831 N.E. 8th Street
Homestead, FL 33030
FIELD OF DREAMS                                        1999              Leased
7131 North US Highway 441
Ocala, FL 34475

LOCATION                                 DATE LEASED OR ACQUIRED     LEASED OR OWNED
-------------------------------------   -------------------------   ----------------
FLORIDA AVENUE                                             1989               Owned
12233 North Florida Avenue
Tampa, FL 33612
UNIVERSITY PLAZA                                           1993               Owned
2802 East Fletcher Avenue
Tampa, FL 33612
ZEPHRYHILLS                                                1999              Leased
7325 Gall Boulevard
Zephryhills, FL 33541
NORTHDALE                                                  1999              Leased
15692 North Dale Mabry Highway
Tampa, FL 33618
NORTH POINTE                                               1999              Leased
13508 North Florida Avenue, Suite A
Tampa, FL 33613
WEST HILLSBOROUGH                                          1999              Leased
2333 West Hillsborough Avenue
Tampa, FL 33603
TOWN AND COUNTRY                                           1999              Leased
7095 West Waters Avenue
Tampa, FL 33634
WEST VILLAGE                                               1999              Leased
5320 Ehrlich Road
Tampa, FL 33625
HYDE PARK                                                  1999              Leased
2100 West Swann Avenue
Tampa, FL 33606
TEMPLE TERRACE                                             1999              Leased
8837 North 56th Street
Temple Terrace, FL 33617
FLAGLER WATERVIEW                                          1999              Leased
1515 North Flagler Drive, Suite 100
West Palm Beach, FL 33617
      CORPORATE OFFICE BUILDINGS
400 and 450 South Australian Avenue                        1998               Owned
West Palm Beach, FL 33401
             OPERATION CENTERS
2206 Mercer Avenue                                         1984               Owned
West Palm Beach, FL 33401
9074 State Road 84                                         1998              Leased
Davie, FL 33324
          FNEF REGIONAL OFFICES
SOUTHEAST REGION                                           1999              Leased
1600 S.E. 17th Street, Suite 300
Fort Lauderdale, FL 33316
NORTHEAST REGION                                           1999              Leased
1000 Bridgeport Avenue, Suite 501
Shelton, CT 06484
WEST COAST REGION                                          1999              Leased
1601 Dove Street, Suite 125
Newport Beach, CA 92660

LOCATION                              DATE LEASED OR ACQUIRED     LEASED OR OWNED
----------------------------------   -------------------------   ----------------
SOUTHWEST REGION                                        2000              Leased
1500 Marina Bay Drive, Suite 3555
Kemah, TX 77565
         FNEF SATELLITE OFFICES
NORTHERN CALIFORNIA                                     1999              Leased
1138A Ballena Blvd., Suite 4
Alameda, CA 94501
NEW JERSEY                                              1999              Leased
2516 Highway 35 #25
Manasquan, NJ 08736
MARYLAND                                                1999              Leased
328 First Street, Suite 39
Annapolis, MD 21403
RHODE ISLAND                                            1999              Leased
One Maritime Drive
Portsmouth, RI 02871

     Net book value for office buildings and land was approximately $44.9 million at December 31, 1999. In addition to the properties identified above, the Bank had eight branch offices as of December 31, 1999 that were consolidated into other existing offices located within their respective geographic areas on January 28, 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REPUBLIC SECURITY FINANCIAL CORPORATION'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

MARKET PRICE AND DIVIDENDS

     The Common Stock of the Company, par value $.01 per share, is traded on the NASDAQ National Market under the symbol RSFC. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated as reported by NASDAQ.

                                   BID PRICE

                                                         YEAR ENDED
                                       -----------------------------------------------
                                            DECEMBER 31,             DECEMBER 31,
                                                1999                     1998
                                       -----------------------   ---------------------
                                           HIGH         LOW         HIGH         LOW
                                       -----------   ---------   ----------   --------
Quarter ended March 31 .............   $11 15/16      $8          $11 7/16     $ 8 1/4
Quarter ended June 30 ..............   $10 3/4        $8          $13 13/16    $10 5/8
Quarter ended September 30 .........   $ 9 29/32      $8 1/32     $11 1/2      $ 7 1/2
Quarter ended December 31 ..........   $ 9            $6 9/16     $12 5/16     $ 6 1/2

     Currently the Company has seventeen market makers in its Common Stock, as follows:

      Advest, Inc.                         Allen C. Ewing & Co.
      Dean Witter Reynolds, Inc.           F. J. Morrissey & Co., Inc.
      Herzog, Heine, Geduld, Inc.          Keefe, Bruyette & Woods, Inc.
      Knight Securites, L.P.               Mayer & Schweitzer, Inc.
      Raymond James & Associates           Robert W. Baird & Co., Inc.
      Ryan Beck & Co., Inc.                Salomon Smith Barney Inc.
      Sandler O'Neill & Partners, L.P.     Sherwood Securities Corp.
      Spear, Leeds & Kellogg               Sterne, Agee & Leach, Inc.
      William R. Hough & Co.

     As of March 16, 2000, there were 48,758,419 common shares issued and outstanding held by approximately 3,415 shareholders of record, not including the number of persons or entities whose stock is held in nominee or "street" name through various brokerage firms or banks.

     The following table sets forth cash dividends paid:

                                     YEAR ENDED
                                    DECEMBER 31,
                               -----------------------
QUARTER ENDED                     1999         1998
----------------------------   ----------   ----------
      March 31 .............     $ 0.06       $ 0.05
      June 30 ..............     $ 0.06       $ 0.06
      September 30 .........     $ 0.06       $ 0.06
      December 31 ..........     $ 0.06       $ 0.06

     Future payment of dividends is subject to determination and declaration by the Board of Directors. See Note 11 to the audited consolidated financial statements for discussion of restrictions on dividend payments.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          YEAR ENDED                              NINE MONTHS
                                                                         DECEMBER 31,                                ENDED
                                                 -------------------------------------------------------------    DECEMBER 31,
                                                      1999          1998(A)         1997(B)         1996(C)           1995
                                                 -------------   -------------   -------------   -------------   -------------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
SUMMARY OF OPERATING RESULTS:
Interest income ..............................     $ 210,525       $ 209,499       $ 198,525       $ 178,917       $ 116,038
Interest expense .............................       112,439         120,171         105,720          90,903          60,566
                                                   ---------       ---------       ---------       ---------       ---------
Net interest income ..........................        98,086          89,328          92,805          88,014          55,472
Provision for loan losses ....................         1,550          22,909           5,143          16,864             853
                                                   ---------       ---------       ---------       ---------       ---------
Net interest income after provision
  for loan losses ............................        96,536          66,419          87,662          71,150          54,619
Non-interest income ..........................        28,151          25,830          18,976          20,111           9,327
Operating expenses ...........................        78,189         105,397          86,509          78,292          45,057
                                                   ---------       ---------       ---------       ---------       ---------
Income (loss) before income taxes ............        46,498         (13,148)         20,129          12,969          18,889
Provision (benefit) for income taxes .........        17,029          (2,692)          7,522           4,518           6,869
                                                   ---------       ---------       ---------       ---------       ---------
Net income (loss) ............................     $  29,469       $ (10,456)      $  12,607       $   8,451       $  12,020
                                                   =========       =========       =========       =========       =========
PER SHARE DATA:
Basic earnings (loss) ........................     $    0.58       $   (0.22)      $    0.25       $    0.19       $    0.29
Diluted earnings (loss) ......................     $    0.58       $   (0.22)      $    0.25       $    0.18       $    0.28
Weighted average common shares and
  common stock equivalents outstanding:
 Basic .......................................        50,469          48,807          46,489          43,699          41,573
 Diluted .....................................        51,047          48,807          48,147          45,854          43,633
Book value per common share(d) ...............     $    4.02       $    4.38       $    4.50       $    4.20       $    4.11
Dividends per common share ...................     $    0.24       $    0.22       $    0.19       $    0.12       $    0.07

----------------
(a) Includes pretax merger related and one-time expenses of $45.3 million of which $26.1 million is included in operating expenses and $19.2 million is included in provision for loan losses.
(b) Includes pretax merger related expenses of $10.6 million of which $9.9 million is included in operating expenses and $0.7 million is included in provision for loan losses.
(c) Includes pretax litigation settlement and FDIC assessment of $11.7 million which is included in operating expenses.
(d) Book value per share is calculated by dividing common shareholders' equity plus the proceeds of the assumed conversion of "in the money" options, warrants and convertible preferred stock by the number of common stock outstanding and conversion of all "in the money" options, warrants and convertible preferred stock.

                                                                          YEAR ENDED                              NINE MONTHS
                                                                         DECEMBER 31,                                ENDED
                                               ----------------------------------------------------------------   DECEMBER 31,
                                                     1999            1998             1997            1996            1995
                                               --------------- ---------------- --------------- --------------- ---------------
                                                               (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BALANCE SHEET DATA:
AT PERIOD END:
Total assets .................................   $ 3,192,212      $3,081,225      $ 2,970,120     $ 2,541,610     $ 2,146,056
Investments ..................................       939,400         739,231          644,908         440,008         450,103
Loans(e) .....................................     1,906,734       2,040,338        1,935,365       1,726,868       1,487,798
Allowance for loan losses ....................        22,301          26,664           13,677          20,007          10,622
Total deposits ...............................     2,064,936       2,368,360        2,160,715       2,010,311       1,659,438
Borrowed money ...............................       888,048         447,030          497,711         260,493         230,873
Shareholders' equity .........................       200,662         207,978          215,585         208,721         203,002
Senior debentures ............................        20,531          27,518           33,839
Shares outstanding ...........................        49,696          49,677           46,980          46,135          44,732

AVERAGE BALANCES:
Assets .......................................   $ 3,018,395      $2,970,538      $ 2,656,913     $ 2,361,910     $ 2,063,129
Shareholders' equity .........................       209,836         221,714          212,884         214,360         181,890
Interest-earning assets ......................     2,808,241       2,755,432        2,473,106       2,213,073       1,953,273
Interest-bearing liabilities .................     2,430,403       2,398,245        2,152,746       1,901,659       1,674,745

OTHER DATA:
Return on average assets(f) ..................          0.98%          (0.35)%           0.47%           0.36%           0.78%
Return on average shareholders'
  equity(f) ..................................         14.04%          (4.72)%           5.92%           3.94%           8.81%
Average shareholders' equity to
  average total assets .......................          6.95%           7.46%            8.01%           9.08%           8.82%
Shareholders' equity to total assets .........          6.29%           6.75%            7.26%           8.21%           9.46%
Net interest spread ..........................          2.87%           2.59%            3.12%           3.30%           3.10%
Net interest margin ..........................          3.49%           3.24%            3.75%           3.98%           3.79%
Non-performing loans(g) ......................   $    16,369      $   13,852      $    15,348     $    22,609     $    11,703
Non-performing assets(g) .....................   $    18,372      $   17,298      $    24,040     $    34,925     $    22,029
Non-performing loans to total loans ..........          0.86%           0.68%            0.79%           1.31%           0.79%
Non-performing assets to
  total assets ...............................          0.58%           0.56%            0.81%           1.37%           1.03%
Allowance for loan losses to
  total loans ................................          1.17%           1.31%            0.71%           1.16%           0.71%
Net charge-offs to average loans .............          0.30%           0.53%            0.64%           0.59%           0.06%
Efficiency ratio(h) ..........................            61%             74%              71%             66%             70%
Dividend payout ratio(i) .....................            41%             48%              51%             36%             24%
Number of full-service offices ...............           102              96               81              67              54

----------------
(e) Net of deferred loan fees, purchased loan discounts and premiums and undisbursed loans-in-process. Includes loans held for sale.
(f) Includes merger related and one-time expenses of $2.4 million, $32.6 million and $6.5 million, net of taxes, for the years ended December 31, 1999, 1998 and 1997, respectively and the effect of the reduction of the allowance for deferred tax assets of $1.1 million for the year ended December 31, 1997. Excludes a litigation settlement and FDIC assessment of $7.4 million, net of taxes, for the year ended December 31, 1996.
(g) Non-performing loans are loans contractually past due 90 days and still accruing and non-accrual loans. Non-performing assets include non-performing loans, other real estate owned and repossessed assets.
(h) The efficiency ratio is calculated by dividing non-interest expense by net interest income plus non-interest income excluding realized securities gains/losses and non recurring expenses as described in note (f).
(i) Dividend payout ratio is calculated by dividing dividends declared per share by basic earnings per share. Amount for the years ended December 31, 1999, 1998 and 1997 is adjusted to exclude merger related expenses (see note (f)).

QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                   FOR THE YEAR ENDED
                                                                                    DECEMBER 31, 1999
                                                                ---------------------------------------------------------
                                                                    FIRST         SECOND          THIRD         FOURTH
                                                                 QUARTER(A)       QUARTER        QUARTER        QUARTER
                                                                ------------   ------------   ------------   ------------
                                                                      (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income .............................................     $ 52,289       $ 52,793       $ 51,871       $ 53,572
Interest expense ............................................       28,345         27,367         27,412         29,315
                                                                  --------       --------       --------       --------
Net interest income .........................................       23,944         25,426         24,459         24,257
Provision for loan losses ...................................          500            300            300            450
                                                                  --------       --------       --------       --------
Net interest income after provision for loan losses .........       23,444         25,126         24,159         23,807
Non-interest income .........................................        5,974          7,124          8,259          6,794
Operating expense ...........................................       20,683         19,041         19,896         18,569
                                                                  --------       --------       --------       --------
Income before income taxes ..................................        8,735         13,209         12,522         12,032
Provision for income taxes ..................................        3,183          4,755          4,487          4,604
                                                                  --------       --------       --------       --------
Net income ..................................................     $  5,552       $  8,454       $  8,035       $  7,428
                                                                  ========       ========       ========       ========
PER SHARE DATA:
Basic earnings per common share .............................     $   0.11       $   0.17       $   0.16       $   0.15
Diluted earnings per common share ...........................     $   0.11       $   0.17       $   0.16       $   0.15
Dividends per common share ..................................     $   0.06       $   0.06       $   0.06       $   0.06
Weighted average common shares and common stock
  equivalents outstanding ...................................       51,236         51,147         51,201         50,666

                                                                            FOR THE YEAR ENDED
                                                                       DECEMBER 31, 1998 (RESTATED)
                                                        ----------------------------------------------------------
                                                            FIRST         SECOND          THIRD          FOURTH
                                                           QUARTER      QUARTER(B)       QUARTER       QUARTER(B)
                                                        ------------   ------------   ------------   -------------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest income                                           $ 53,552       $ 52,137       $ 51,990       $  51,820
Interest expense                                            30,382         29,864         30,399          29,526
                                                          --------       --------       --------       ---------
Net interest income                                         23,170         22,273         21,591          22,294
Provision for loan losses                                    2,973            425          1,458          18,053
                                                          --------       --------       --------       ---------
Net interest income after provision for loan losses         20,197         21,848         20,133           4,241
Non-interest income                                          7,587          6,370          4,888           6,985
Operating expense                                           18,788         20,360         22,118          44,131
                                                          --------       --------       --------       ---------
Income (loss) before income taxes                            8,996          7,858          2,903         (32,905)
Provision (benefit) for income taxes                         3,348          2,905          1,339         (10,284)
                                                          --------       --------       --------       ---------
Net income (loss)                                         $  5,648       $  4,953       $  1,564       $ (22,621)
                                                          ========       ========       ========       =========
PER SHARE DATA:
Basic earnings (loss) per common share                    $   0.12       $   0.10       $   0.03       $   (0.46)
Diluted earnings (loss) per common share                  $   0.12       $   0.10       $   0.03       $   (0.46)
Dividends per common share                                $   0.05       $   0.05       $   0.06       $    0.06
Weighted average common shares and common stock
 equivalents outstanding                                    48,842         50,153         50,200          49,430

----------------
(a) Includes merger related and one-time expenses of $2.4 million, net of taxes for the three months ended March 31, 1999.
(b) Includes merger related and one-time expenses of $30.9 million and $2.1 million, net of taxes, for the three months ended December 31, 1998 and September 30, 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which the Company, the Bank and, for the period beginning July 30, 1999, the Bank's wholly-owned subsidiary, FNEF, operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services.

     The following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. All forward-looking statements speak only as of the date on which such statements are made, and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The most significant factors that could cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following:

   /bullet/ adverse general economic conditions and/or adverse economic conditions in the counties our banking centers are located;

   /bullet/ intense competition for depositors and borrowers from financial institutions with much greater resources than the Bank;

   /bullet/ fiscal and monetary policies of the U.S. government;

   /bullet/ rapid changes in interest rates and

   /bullet/ adverse changes in law and regulations.

     These and other risks and uncertainties affecting the Company, all of which are difficult to predict and many of which are beyond the control of the Company, are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company.

     This discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying Notes included elsewhere in this report.

CORPORATE OVERVIEW

     Republic Security Financial Corporation is a commercial bank holding company headquartered in West Palm Beach, Florida. The Company's principal business is the operation of Republic Security

Bank, a state chartered commercial bank. The Bank currently has 98 banking facilities, of which 58 are traditional branches and 40 are in-store supermarket branches. The Bank has 38 branches located in Palm Beach County, 23 in Broward County, 12 in Dade County, 10 in Hillsborough County, 5 are in Lee County, 4 are in Martin and Marion counties, 3 in Alachua County and one each are in Orange, Pasco, and St. Lucie counties. Four of the Bank's in-store supermarket branches are located in Winn Dixie stores, nine are located in Kash N' Karry stores and the remaining in-store supermarket branches are located in Albertsons stores. Exclusive of the banking facilities acquired pursuant to acquisition, during 1999 the Bank opened 4 new branches. The Bank anticipates continued growth of its branch network, primarily through traditional branch locations. In addition, the Company has targeted certain non-traditional, fee-income based operations as a market that the Company intends to pursue for purposes of expanding its product offerings.

     Republic Security Bank is a community bank which offers a full range of business and personal banking services and products as well as trust and investment services. The Bank has targeted business and commercial real estate lending relationships including small businesses while maintaining its presence in residential mortgage, construction and consumer lending. In conjunction with targeted business relationships, the Bank has concentrated on business and personal transaction accounts by committing resources to electronic banking and other non-traditional distribution channels, diversified products and quality customer service. The Bank's progressive approach to product development and service delivery has positioned the Bank to be competitive with larger financial institutions in the areas of electronic banking and high quality financial products and services for business and consumer customers.

     The Bank has a trust and investment services division which was established during 1997. The division offers asset management, trust and brokerage services to individuals and businesses primarily in Palm Beach, Broward and Dade counties. Management does not anticipate the trust and investment division to have a significant effect on the Company's operations or cash flows for several years.

     In addition, through its recently acquired FNEF subsidiary, the Bank provides yacht financing in various strategic markets located in several states. Along with the three regional marketing offices that were originally acquired in connection with the 1999 asset acquisition of FNEF, another regional marketing office has been opened in Kemah, Texas. For a description of the markets that FNEF operates in, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Combinations."

BUSINESS COMBINATIONS

     Over the past three years, the Company has completed nine acquisitions.

     On June 30, 1997, the Company acquired Family Bank ("Family"), a commercial bank headquartered in Hallandale, Florida, with six branch locations in Broward County, Florida. Family was simultaneously merged into the Bank and the acquisition was accounted for as a pooling-of-interests which resulted in the Bank acquiring assets of $256.0 million, liabilities of $234.2 million and equity of $21.8 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Family.

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

     On October 29, 1998, the Company acquired FPBB, a Delaware chartered thrift holding company headquartered in West Palm Beach, Florida. First Bank of Florida ("First Bank"), a federally chartered savings and loan association and FPBB's wholly owned subsidiary, operated 52 offices in Palm Beach, Broward, Dade, Martin and Lee counties. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of approximately $1.8 billion, total loans of $1.1 billion, total deposits of $1.3 billion and total equity of $128 million. First Bank was merged into the Bank as of October 29, 1998. All information contained herein has been retroactively restated to include the accounts and results of operations of FPBB.

     On November 20, 1998, the Bank purchased two branch offices of Household Bank, FSB ("Household"), a wholly owned subsidiary of Household International, Inc. The Bank acquired a total of $28.3 million in net loans and $19.0 million in deposits and branches located in Tampa and Orlando, Florida.

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

     On February 26, 1999, the Company acquired Northside Bank of Tampa ("Northside"), a Florida state commercial bank headquartered in Tampa, Florida with one additional branch office in Tampa. The acquisition was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $74.6 million, including total loans of $39.6 million, total deposits of $64.1 million and total equity of $9.9 million. Northside was merged into the Bank on February 26, 1999. A ll information contained herein has been retroactively restated to include the accounts and results of operations of Northside.

     On June 11, 1999, the Bank acquired nine bank branches operating in Kash N' Karry supermarkets from First National Bank of Central Florida for approximately $1.0 million, which was paid in cash. The Bank assumed $27.6 million in deposits in conjunction with the acquisition.

     On July 30, 1999, the Bank acquired the assets of FNEF, a marine loan production operation, from John Deere Credit, Inc. for approximately $6.8 million, which was paid in cash. FNEF was founded in 1976 and is one of the premier names in the yacht lending market-place. The Bank acquired the brand name "First New England Financial" and the 1-800-BOAT-LOAN phone number, as well as proprietary loan processing software and professional staff in three regional offices located in Ft. Lauderdale, Florida; Shelton, Connecticut and Newport, California. In addition, FNEF has four satellite offices located in Alameda, California; Manasquan, New Jersey; Annapolis, Maryland and Portsmouth, Rhode Island. The Company operates FNEF as a wholly-owned subsidiary of the Bank.

     Looking forward, the Bank's business strategy is to continue its (i) focus in commercial relationship lending, particularly in the small business sector,
(ii) focus in consumer lending, (iii) provision of residential mortgage lending products and services with emphasis on residential construction lending, (iv) emphasis on business and personal transaction accounts, (v) focus on non-interest income opportunities, including cash management services and non-traditional banking opportunities, (vi) development and implementation of new products, services and delivery channels, and (vii) growth through a combination of bank and branch acquisitions, as well as de novo expansion of the branch network and achievement of a higher profile through additional strategically located banking offices and increased marketing efforts. The Company's strategies for the next 24 to 36 months also include continued shifting of the thrift assets and liabilities acquired from First Bank into commercial bank products. The objective of this shift is to have the Company's asset and liability compositions and net interest margin similar to that of peer commercial banks.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's consolidated results of operations. All information has been retroactively restated to include the accounts and results of operations of Family, CFC, Unifirst, FPBB and Northside. In addition, the Company's operating results include the results of Newberry and FNEF since their acquisitions on December 11, 1998 and July 30, 1999, respectively.

     The combination of merger transactions completed by the Company and internal growth in 1999 and 1998 had the effect of increasing the Company's assets in excess of 300% since December 31, 1997. These merger transactions as well as internal growth transformed the Bank from a financial institution with total assets of $949 million operating in three South Florida counties at December 31, 1997 to the largest commercial bank headquartered in Florida with total assets of approximately $3.2 billion operating in 11 counties throughout the state at December 31, 1999. Since the Company's financial statements have been restated for the merger transactions accounted for as pooling of interests, certain operating trends, such as the Company's significant growth, are not reflected in the financial statements. In addition, the Company's core operating performance has been on a positive trend with respect to market share, revenue growth and profitability, even though net income has been negatively affected by merger related expenses.

     The Company's net income for the year ended December 31, 1999 was $29.5 million or $0.58 basic and diluted earnings per common share compared to a net loss of $10.5 million or $0.22 basic and diluted loss per common share for the year ended December 31, 1998. Net income (loss) for the years ended December 31, 1999 and 1998 includes merger related expenses and one time charges of $2.4 million and $33.0 million, net of taxes, respectively. Net income, excluding merger related expenses and one time charges increased to $31.9 million for the year ended December 31, 1999, due primarily to an increase in net interest income, an increase in non-interest income and realized cost savings from the integration of FPBB which was acquired October 29, 1998.

     During the year ended December 31, 1999, merger related and other one time charges related primarily to the acquisition of Northside, which closed on February 26, 1999, along with certain period costs associated with the remaining integration of FPBB. Merger expenses associated with Northside, which totaled $1.7 million, net of taxes, include $630,000 in severance and change of control payments, $532,000 in professional fees, $107,000 in contract buyouts and $416,000 in other merger related expenses comprised primarily of an additional provision for loan losses, the write-off of certain assets and costs attributable to the integration of Northside into the Bank. In addition, during the year ended December 31, 1999, the Company recognized approximately $693,000, net of taxes, in period costs associated with the remaining integration of FPBB.

     For the year ended December 31, 1998, merger related expenses associated with the acquisitions of FPBB and Unifirst were approximately $15.6 million, net of taxes, related to professional fees, fixed asset write-downs and employee severance and retention payments and $3.8 million, net of taxes, in additional merger related loan loss provision recorded to conform FPBB and Unifirst's accounting and credit policies to those of the Bank. Additional charges of approximately $3.2 million, net of taxes, related to asset write-downs associated primarily with assets acquired from FPBB were recognized in the year ended December 31, 1998. The increase in the provision for loan losses in 1998 was recorded to provide for the inherent loan portfolio risks associated with the Bank's recent merger transactions, increased commercial loan production and other factors associated with the Bank's growth in commercial lending. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Provision for Loan Losses and Allowance for Loan Losses."

     Net income for the year ended December 31, 1997 was $12.6 million or $0.25 basic and diluted earnings per common share, which includes merger related expenses of $5.9 million, net of taxes. Net income, excluding merger related expenses and one-time charges for the year ended December 31, 1998 increased to $22.5 million compared to $18.5 million for the year ended December 31, 1997. The increase is primarily due to an increase of $6.9 million in non-interest income.

     For the year ended December 31, 1997, merger related expenses associated with the acquisitions of Family and CFC consisted of approximately $5.9 million, net of taxes, related to employee severance, professional fees and fixed asset write-offs, $400,000, net of taxes, for additional merger related loan loss provisions recorded to conform Family and CFC's accounting policies to those of the Bank's and $400,000, net of taxes, for additional other real estate owned write-downs.

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

NET INTEREST INCOME

     Net interest income increased $8.8 million to $98.1 million for the year ended December 31, 1999 from $89.3 million for the year ended December 31, 1998. Interest income increased approximately $1.0 million and interest expense decreased by $7.7 million. The increase in interest income is due to an increase of $52.8 million in average interest-earning assets offset by a decrease of 10 basis points in asset yield for the year ended December 31, 1999, compared to the year ended December 31, 1998. Interest expense decreased $7.7 million due to a decrease in the rate paid on interest-bearing liabilities of 41 basis points, offset by an increase of $46.2 million in average interest-bearing liabilities during the year ended December 31, 1999 compared to the year ended December 31, 1998. Interest expense decreased primarily due to the Bank's strategy to reduce overall rates paid on certificates of deposit and an increase in the balances of non interest-bearing and low interest-bearing deposits. Since the acquisition of FPBB, the Bank has lowered interest rates offered in the former First Bank branch offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. During the year ended December 31, 1999, certificate of deposit balances, primarily from the former First Bank deposit base, decreased approximately $248.3 million. In addition, during the quarter ended December 31, 1998 and throughout 1999, the Company purchased an aggregate of $13.7 million of its 10.35% senior debentures due June 2002 ("Senior Debentures") in an effort to further reduce the cost of interest-bearing liabilities. While the Bank expects to continue to execute its strategy to change its deposit mix, due to recent increases in market interest rates management does not expect significant further declines in the cost of interest-bearing liabilities throughout 2000. Net interest margin increased 27 basis points to 3.52% for the year ended December 31, 1999 compared to 3.25% for the year ended December 31, 1998.

     Net interest income decreased $3.5 million to $89.3 million for the year ended December 31, 1998, from $92.8 million for the year ended December 31, 1997. Interest income increased approximately $11.0 million offset by a rise of $14.5 million in interest expense. The increase in interest income is due to an increase of $286.2 million in average interest-earning assets offset by a decrease of 43 basis points in asset yield for the year ended December 31, 1998 compared to the year ended December 31, 1997. Interest expense increased primarily due to an increase in interest bearing liabilities of $245.5 million and an increase in the rate paid on interest bearing liabilities of 10 basis points in the year ended December 31, 1998 compared to the year ended December 31, 1997. The Company's net interest margin for the year ended December 31, 1998 was 3.25% compared to 3.77% for the year ended December 31, 1997. The decrease in net interest income for the year ended December 31, 1998 compared to the year ended December 31, 1997 was primarily due to the decline in market interest rates during 1998. The declining rate environment led to an increase in residential loan refinancings at lower interest rates without a corresponding decrease in the Bank's cost of funds. First Bank's primary lending activities were in residential loans with aggressively competitive rates in the Palm Beach county market.

INTEREST INCOME

     Interest income increased approximately $1.0 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due to an increase in interest and dividends on investments of $3.3 million offset by a decrease in interest and fees on loans of $2.3 million. Interest and fees on loans decreased due to a reduction in the average yield on loans of 15 basis points, offset by a $6.4 million increase in the average outstanding balance of loans for the year ended December 31, 1999 compared to the year ended December 31, 1998. The decrease in loan yield is primarily due to increased residential loan refinancings and, to a lesser extent, refinancings of commercial loans (business and real estate) due to the declining rate environment during the early part of 1999. In addition, commercial loans are typically adjustable rate loans and adjust with interest rate changes. During 1999, rates offered for commercial loans in the Bank's market areas remained very competitive. The Bank expects to continue its focus in commercial lending in 2000, particularly in the small business sector. In addition the Bank expects to continue its reduction in the outstanding balances of its residential loan portfolio while increasing the outstanding balances in its commercial and consumer loan portfolios. Average investments increased $89.4 million and the average yield on such investments remained relatively flat during the year ended December 31, 1999 compared to the year ended December 31, 1998.

     Interest income increased approximately $11.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 due to an increase in interest and dividends on investments of $9.5 million and $1.5 million in interest and fees on loans . The increase in interest and fees on loans was due to an increase of $11.6 million due to an increase of $134.1 million in average loan balances outstanding, offset by a decrease of $10.1 million due to a decrease in loan yield of 52 basis points for the year ended December 31, 1998 compared to the year ended December 31, 1997. The decrease in loan yield was primarily due to increased residential loan refinancings and to a lesser extent refinancings of commercial loans (business and real estate) due to the declining rate environment in 1998. The prime interest rate decreased from 8.50% at the beginning of the year to 7.75% at December 31, 1998. First Bank's primary lending activity was in residential loans with aggressively competitive rates in the Palm Beach county market. In addition, commercial loans are typically adjustable rate loans and adjust with interest rate changes. During 1998, rates offered for commercial loans became increasingly competitive. The increase in loans outstanding was primarily in residential real estate, commercial real estate and commercial business loans. The increase in interest and dividends on investments was due to a $170.9 million increase in average outstanding investments for the year ended December 31, 1998 compared to the year ended December 31, 1997, with a relatively flat investment yield during the comparison periods.

INTEREST EXPENSE

     Interest expense decreased approximately $7.7 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 due primarily to a decrease in the cost of interest-bearing liabilities. Interest on deposits decreased $12.6 million offset by an increase in interest on borrowed money of $4.9 million. The decrease in interest on deposits was attributable to a decrease of $6.5 million due to a reduction of $77.2 million in average outstanding deposits and a decrease of $6.1 million attributable to a reduction in the average cost of deposits, which declined 47 basis points. The reduction in average deposits is primarily attributable to the planned run-off of the former First Bank certificates of deposit. Since the acquisition of FPBB, the Bank has lowered interest rates offered in the former First Bank offices on new and renewed certificate of deposit accounts to become more aligned with rates offered by commercial banks. As of result of this strategy, certificate of deposit balances, primarily from the former First Bank deposit base, decreased approximately $248.3 million during 1999. The increase in interest expense on borrowed money is attributable to an increase of $7.9 million due to a $123.5 million increase in the average outstanding balance of borrowed money, offset by a $3.0 million decrease due to a reduction in the rate paid on borrowed money of 56 basis points. During the quarter ended December 31, 1998 and throughout 1999, the Company purchased an aggregate of $13.7 million of its Senior Debentures in an effort to further reduce the cost of interest-bearing liabilities.

     The Bank's strategy is to reduce the overall rates paid on deposits by decreasing the balances of certificates of deposits outstanding and increasing the balances of non interest bearing and low interest bearing deposits. Although the Bank anticipates continued run-off in the outstanding balances of its higher-rate paying certificates of deposit during 2000, the rate of such run-off is expected to decline from the levels experienced during 1999.

     Interest expense increased approximately $14.5 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to an increase of $245.5 million in interest-bearing liabilities. Interest expense on borrowed money increased $8.0 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase was comprised of $6.7 million attributable to an increase of approximately $110.5 million in the average balance of borrowed money outstanding and $1.3 million due to an increase in the rate paid on borrowed money of 32 basis points. FPBB issued $35.0 million of 10.35% Senior Debentures on June 30, 1997, which resulted in an increase in interest expense of approximately $2.7 million for the year ended December 31, 1998 compared to December 31, 1997. Approximately $75.0 million of borrowings were used to fund investment purchases during 1998. The remaining increase in interest expense of approximately $6.5 million is due primarily to the increases in average savings and certificate of deposit balances outstanding of $79.4 million and $42.5 million, respectively, for the year ended December 31, 1998 compared to the year ended December 31, 1997. Savings account balances increased primarily as a result of FPBB offering a special tiered rate savings product during 1998. No special certificate of deposit programs were offered in 1998. The rate on interest-bearing liabilities increased from 4.91% for the year ended December 31, 1997 to 5.01% for the year ended December 31, 1998, primarily due to increased rates paid on borrowed money and savings accounts.

     The following table presents the average balances of the Company's interest-earning assets and interest-bearing liabilities, interest income earned and interest expense incurred and weighted average yield or cost for the years ended December 31, 1999, 1998 and 1997. Average balances were obtained from the best available daily or monthly data which in all cases approximated the average balances calculated on a daily basis.

NET INTEREST INCOME, AVERAGE BALANCE AND RATES:

                                                             YEARS ENDED DECEMBER 31,
                                    ---------------------------------------------------------------------------
                                                    1999                                  1998
                                    ------------------------------------- -------------------------------------
                                        AVERAGE                  YIELD/       AVERAGE                  YIELD/
                                        BALANCE      INTEREST     RATE        BALANCE      INTEREST     RATE
                                    --------------- ---------- ---------- --------------- ---------- ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
Loans .............................   $ 1,942,053    $155,267  7.99%        $ 1,935,649    $157,562  8.14%
Interest-bearing deposits
 and Federal Funds sold ...........        28,668       1,473  5.14              71,674       3,818  5.33
Taxable investments ...............       786,690      51,315  6.52             712,002      46,224  6.49
Non-taxable investments ...........        50,621       3,112  6.15              35,908       2,248  6.26
                                      -----------    --------  -----        -----------    --------  -----
Total interest-earning assets           2,808,032     211,167  7.52           2,755,233     209,852  7.62
Other assets ......................       206,238                               215,305
                                      -----------                           -----------
Total .............................   $ 3,014,270                           $ 2,970,538
                                      ===========                           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
NOW accounts ......................   $   202,778    $  2,153  1.06         $   190,184    $  2,633  1.38
Money Market accounts .............       207,771       6,622  3.19             150,420       4,428  2.94
Savings deposits ..................       329,433      11,080  3.36             325,837      12,380  3.80
Certificate of deposits ...........     1,173,336      61,843  5.27           1,324,118      74,841  5.65
Borrowed money ....................       531,162      30,740  5.79             407,686      25,889  6.35
                                      -----------    --------  -----        -----------    --------  -----
Total interest-bearing
 liabilities ......................     2,444,480     112,438  4.60           2,398,245     120,171  5.01
                                      -----------    --------  -----        -----------    --------  -----
Non interest-bearing
 deposits .........................       316,386                               255,788
Other liabilities .................        43,731                                94,791
Shareholders' equity ..............       209,673                               221,714
                                      -----------                           -----------
Total liabilities and
 shareholders' equity .............   $ 3,014,270                           $ 2,970,538
                                      ===========                           ===========
Net interest income/
 Net interest rate spread .........                  $ 98,729  2.92%                       $ 89,681  2.61%
                                                     --------  -----                       --------  -----
Net average interest-earning
 assets/Net interest margin           $   363,552              3.52%        $   356,988              3.25%
                                      -----------              -----        -----------              -----
Ratio of average interest-
 earning earning assets to
 average interest-bearing
 liabilities ......................          1.15x                                 1.15x
                                      ===========                           ===========

                                          YEARS ENDED DECEMBER 31,
                                    -------------------------------------
                                                    1997
                                    -------------------------------------
                                        AVERAGE                  YIELD/
                                        BALANCE      INTEREST     RATE
                                    --------------- ---------- ----------
                                           (DOLLARS IN THOUSANDS)
ASSETS:
INTEREST-EARNING ASSETS:
Loans .............................   $ 1,801,568    $156,093  8.66%
Interest-bearing deposits
 and Federal Funds sold ...........        90,465       5,077  5.61
Taxable investments ...............       557,793      36,494  6.54
Non-taxable investments ...........        19,201       1,145  5.96
                                      -----------    --------  -----
Total interest-earning assets           2,469,027     198,809  8.05
Other assets ......................       187,886
                                      -----------
Total .............................   $ 2,656,913
                                      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
INTEREST-BEARING LIABILITIES:
NOW accounts ......................   $   173,436    $  2,885  1.66
Money Market accounts .............       154,037       4,471  2.90
Savings deposits ..................       246,484       8,483  3.44
Certificate of deposits ...........     1,281,584      71,948  5.61
Borrowed money ....................       297,205      17,933  6.03
                                      -----------    --------  -----
Total interest-bearing
 liabilities ......................     2,152,746     105,720  4.91
                                      -----------    --------  -----
Non interest-bearing
 deposits .........................       211,343
Other liabilities .................        79,940
Shareholders' equity ..............       212,884
                                      -----------
Total liabilities and
 shareholders' equity .............   $ 2,656,913
                                      ===========
Net interest income/
 Net interest rate spread .........                  $ 93,089  3.14%
                                                     --------  -----
Net average interest-earning
 assets/Net interest margin           $   316,281              3.77%
                                      -----------              -----
Ratio of average interest-
 earning earning assets to
 average interest-bearing
 liabilities ......................          1.15x
                                      ===========

---------------
(1) The above table is presented on a tax equivalent basis.
(2) Non-accrual loans are included in the average loan balances.

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

                                                   YEAR ENDED                                  YEAR ENDED
                                          DECEMBER 31, 1999 VERSUS 1998               DECEMBER 31, 1998 VERSUS 1997
                                    -----------------------------------------   -----------------------------------------
                                      INCREASE (DECREASE) DUE TO CHANGE IN:       INCREASE (DECREASE) DUE TO CHANGE IN:
                                    -----------------------------------------   -----------------------------------------
                                       AVERAGE       AVERAGE          NET          AVERAGE        AVERAGE         NET
                                        RATE          VOLUME        CHANGE           RATE          VOLUME        CHANGE
                                    ------------   -----------   ------------   -------------   -----------   -----------
                                                                   (DOLLARS IN THOUSANDS)
INTEREST INCOME:
Loans--net ......................     $ (2,816)     $    521      $  (2,295)      $ (10,142)     $ 11,611      $  1,469
Interest-bearing deposits
 Federal Funds sold .............          (53)       (2,292)        (2,345)           (205)       (1,054)       (1,259)
Taxable investments .............          244         4,847          5,091            (355)       10,085         9,730
Non-taxable investments .........          (59)          921            862             108           996         1,104
                                      --------      --------      ---------       ---------      --------      --------
                                        (2,684)        3,997          1,313         (10,594)       21,638        11,044
                                      --------      --------      ---------       ---------      --------      --------
INTEREST EXPENSE:
NOW accounts ....................         (653)          174           (479)             23          (278)         (255)
Money Market accounts ...........          508         1,686          2,194              62          (105)          (43)
Savings deposits ................       (1,438)          137         (1,301)          1,169         2,730         3,899
Certificates of deposit .........       (4,479)       (8,519)       (12,998)            509         2,386         2,895
Borrowed money ..................       (2,988)        7,840          4,852           1,294         6,662         7,956
                                      --------      --------      ---------       ---------      --------      --------
                                        (9,050)        1,318         (7,732)          3,057        11,395        14,452
                                      --------      --------      ---------       ---------      --------      --------
Net interest income .............     $  6,366      $  2,679      $   9,045       $ (13,651)     $ 10,243      $ (3,408)
                                      ========      ========      =========       =========      ========      ========

PROVISION FOR LOAN LOSSES AND ALLOWANCE FOR LOAN LOSSES

     The provision for loan losses is based upon management's assessment of the adequacy of the allowance for loan losses inherent in the Bank's loan portfolio. An evaluation of the adequacy of the overall allowance for loan losses and, correspondingly, the provision for loan losses is determined by management considering factors such as current economic conditions, the underlying quality of the loan portfolio including the Bank's credit administration policy and procedures, loan concentrations, portfolio mix, prior loan loss experience, growth of the loan portfolio and other relevant factors. Although management uses its best judgment in underwriting each loan, industry experience indicates that a portion of the Bank's loans will become delinquent. Regardless of the underwriting criteria utilized by financial institutions, losses may be experienced as a result of many factors beyond their control. Due to the concentration of loans in South Florida, adverse economic conditions in this area could result in a decrease in the value of a significant portion of the Bank's collateral.

     The provision for loan losses was $1.6 million for the year ended December 31, 1999, compared to $22.9 million and $5.1 million for the years ended December 31, 1998 and 1997, respectively. The $21.3 million reduction in the provision for loan losses for the year ended December 31, 1999 was primarily attributable to certain issues related to the Bank's merger transactions in 1998, trends identified in the indirect automobile loan portfolio during the year ended December 31, 1998 and $5.2 million provision recorded in the year ended December 31, 1998 to conform credit policies of acquired banks to those of the Bank (see 1998 discussion below). The provision for the year ended December 31, 1999 reflects $300,000 in merger related provision adjustments to conform Northside's credit policies to those of the Bank. Merger related provisions for loan losses recorded in the year ended December 31, 1998 include adjustments totaling $5.2 million to conform Unifirst and FPBB's credit policies to those of the Bank. An additional loan loss provision of $2.2 million was recorded in the year ended December 31, 1998 with respect to issues arising from FPBB's indirect automobile loan portfolio.

     The additional decrease in the provision for loan losses for the year ended December 31, 1999 compared to the year ended December 31, 1998 was primarily a result of certain factors that significantly impacted the calculation of the provision recorded for 1998. Such factors experienced during 1998 included increased commercial loan production and increased competition in the commercial lending market from the levels experienced for 1997. New commercial loan production increased from an average of approximately $8.0 million per month during 1997 to approximately $15.0 million per month during 1998. The competition for loans from other financial institutions intensified during 1998, which resulted in certain financial institutions lowering underwriting standards as well as lowering interest rates offered on loans. While the Bank did not materially ease any requirements in its underwriting policies, a lowering of underwriting standards in the industry, as well as among the Bank 's local competitors, was noted during 1998. Consideration was given to this increased competition by management in it s assessment of the risks in the combined loan portfolios. In addition, the risk in the loan portfolio increased as a result of merger integration issues associated with the merger transaction consummated during the year ended December 31, 1998. These factors, as well as the different underwriting policies of the merged institutions, resulted in an increase in risk associated with the combined portfolios.

     The provision for loan losses increased $17.8 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The provision for the year ended December 31, 1998 includes adjustments totaling $5.2 million to conform Unifirst and FPBB's credit policies to those of the Bank, along with an additional provision of $2.2 million attributable to issues arising out of the FPBB's indirect automobile loan portfolio. During 1997, the Bank recorded $650,000 to the provision for loan losses in connection with merger transactions to conform Family and County's accounting and credit policies regarding loan valuations to those of the Bank. In addition, the provision for loan losses recorded in the year ended December 31, 1997 included losses related to FPBB's indirect automobile lending program. FPBB had been engaged in originating indirect automobile loans until September 1996, when it ceased its originations of indirect automobile loans due to higher delinquencies and charge-offs associated with these operations.

     Management's evaluation of the allowance for loan losses includes determining and applying relevant risk factors to the entire loan portfolio. Risk factors applied to the performing loan portfolio are based on management's assessment of the risks in the loan portfolio considering current economic conditions, the Bank's merger transactions, changes in commercial loan production, prior loan loss history and other factors. The systematic method prescribed in the Bank's loan policy, which includes procedures for early detection of potential problem loans, is consistently used to determine the adequacy of the allowance for loan losses and also considers the characteristics of the loan portfolio, historical charge-off history, delinquencies, current economic conditions, as well as other relevant factors. Non-performing loans are carried at fair value based on the most recent information available. Risk factors as prescribed in the Bank's loan policy are applied to the remaining book balances of classified loans.

     The allowance for loan losses as a percent of total loans decreased to 1.18% at December 31, 1999 from 1.29% at December 31, 1998. The allowance for loan losses to non-performing loans decreased to 136% at December 31, 1999 from 178% at December 31, 1998. The lower allowance for loan losses to non-performing loans and total loans at December 31, 1999 is primarily a result of the completion, in 1999, of integrating the credit administration policies and underwriting procedures of the institutions acquired in 1998 as well as the Bank's effective management of the portfolios acquired from those institutions. In addition, the amount of non-performing assets at December 31, 1999 remained relatively flat compared to December 31, 1998 while $4.2 million in non-performing assets at

December 31, 1999 represents two commercial real estate loans for which management expects to dispose of without additional significant losses.

     In accordance with the Bank's asset classification policy, non-performing loans (loans contractually past-due 90 days or more) are recorded at the lesser of the loan balance or estimated fair value of the collateral underlying the loan, for collateral dependent loans, or the net present value of estimated future cash flows discounted at the loan's original effective interest rate. As a result, any expected losses from loans identified at December 31, 1999 as non-performing have been recognized by the Bank and should not have a future impact on the allowance for loan losses unless the condition of the loan further deteriorates.

NON-INTEREST INCOME

     Non-interest income increased $2.3 million or 9% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase was due to increases of $1.5 million in service charges on deposit accounts, $1.5 million in other income and $1.4 million in net gain on sales of loans, offset by a decrease of $2.1 million in net gain on sales of investments available-for-sale.

     Non-interest income increased $6.9 million or 36% for the year ended December 31, 1998 compared to the year ended December 31, 1997, due to increases of $2.9 million in net gain on sales of loans, $1.6 million in net gain on sales of investments available-for-sale, $1.3 million in other income and $1.1 million in service charges on deposit accounts.

     SERVICE CHARGES ON DEPOSIT ACCOUNTS. Service charges on deposit accounts increased $1.5 million or 13% for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. Further, in 1999 the Bank established a formal cash management department to enhance and sell cash management services to business customers. Non-interest bearing average account balances increased approximately $60.6 million or 24% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

     Service charges on deposit accounts increased $1.1 million or 11% for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily as a result of increased volume in transaction accounts. Non-interest bearing average account balances increased approximately $44.4 million or 21% for the year ended December 31, 1998 compared to the year ended December 31, 1997. In addition, certain deposit fees were increased in March of 1998, contributing slightly to the increase in service charges on deposits.

     NET GAIN ON SALES OF LOANS. Net gain on sales of loans increased $1.4 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is due primarily to the declining interest rate environment in late 1998 and early 1999, which increased the market value of certain of the Bank's residential real estate loans that were originated at higher yields in previous years. With respect to loan sales, the level of gains and/or losses is generally dependent on market interest rates at the time the loans are sold and to the extent that such loans are sold servicing released or servicing retained. During 1999, loans with an aggregate principal balance of approximately $251.7 million were sold as compared to approximately $300.0 million in the prior year. Gain on sale of loans also includes approximately $650,000 related to the operation of FNEF for the five months ended December 31, 1999.

     Net gain on sales of loans increased $2.9 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to an increase in the volume of loans sold. During 1998, loans with principal balances of approximately $300.0 million were sold as compared to $72.5 million in the prior period. The increase in loans sold is due to $160.7 million of fixed and adjustable rate loans sold by FPBB during 1998. No significant loan sales were made by FPBB during 1997.

     NET GAIN ON SALE OF INVESTMENTS AVAILABLE-FOR-SALE. Net gain on sale of investments available-for-sale decreased by $2.1 million for the year ended December 31, 1999 compared to the year ended

December 31, 1998 due to decreases in both the volume of investments available-for-sale that were sold and in the gains realized on those sales. During 1999 approximately $217.9 million of investments available-for-sale were sold as compared to approximately $365.4 million during 1998.

     Net gain on sale of investments available-for-sale increased by $1.6 million for the year ended December 31, 1998 compared to the year ended December 31, 1997 primarily due to the increase in the volume of investments available-for-sale sold and in the gains realized on the sale of those investments. During 1998 approximately $365.4 million investments available-for-sale were sold as compared to approximately $295.0 million during 1997.

     OTHER INCOME. Other income consists of loan servicing income net of the amortization of loan servicing rights, loan fees, rental income, gain on sale of fixed assets, ATM fees and other miscellaneous fee income. Other income increased $1.5 million for the year ended December 31, 1999 compared to the year ended December 31, 1998. The increase is due primarily to a $1.1 million gain realized on the sale of real estate associated with one of the Bank's branch offices. The Bank continues to operate a branch office at this location.


     Other income increased $1.2 million for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase is primarily associated with the overall growth in the Bank's customer base, ATM network and products offered. In addition, ATM fees increased due to First Bank charging for certain ATM transactions in 1998 that were not previously charged. Loan servicing fees also increased due to the increase in loans serviced for others.

OPERATING EXPENSES

     Operating expenses, excluding merger related expenses of $2.4 million and other non-recurring charges of $1.4 million, were $74.4 million for the year ended December 31, 1999. Operating expenses, excluding merger related expenses of $21.7 million and other non recurring charges of $5 million related to asset write-downs, were $78.7 million for the year ended December 31, 1998. The decrease in operating expenses of $4.3 million for the year ended December 31, 1999 compared to the year ended December 31, 1998 is primarily attributable to decreases in employee compensation and benefits and other expenses, offset by increases in occupancy and equipment and data processing expenses.

     The decrease of $4.9 million in employee compensation and benefits is primarily due to cost savings realized as a result of the First Bank merger in October 1998 and a decrease of $625,000 related to the expense for the Company's Stock Appreciation Rights ("SARs"), offset by increased compensation expense associated with new branch locations and additions to the Company's senior management team.

     Occupancy and equipment expenses for the year ended December 31, 1999 increased by $2.4 million as compared to the year ended December 31, 1998. The increases in rent expense, furniture and equipment depreciation expense, utilities expense and equipment maintenance expenses are associated with the addition of new branch locations. A total of 13 new branches were added in 1999, as well as an additional trust service office and two new business banking locations. Included in the branches added during 1999 are nine bank branches operating in Kash N' Karry supermarkets that the Bank acquired on June 11, 1999.

     Data processing expenses increased $1.8 million for the year ended December 31, 1999 as compared to the year ended December 31, 1998. The increase in data processing expense is primarily attributable to the addition of the new branch locations, the conversion of FPBB's operations from an in-house system to the Bank's outside service bureau as well as the implementation of image processing and other improved information technologies.

     Operating expenses, excluding merger related expenses of $21.7 million and other non recurring charges of $5 million related to asset write-downs, were $78.7 million for the year ended

December 31, 1998. Operating expenses, excluding merger related expenses of $9.3 million and OREO write-downs related to the mergers of $640,000, were $76.6 million for the year ended December 31, 1997. Operating expenses increased approximately $2.1 million during the comparison periods. The increase is primarily due to the increases in employee compensation and benefits, occupancy and equipment and communications expenses.

     Employee compensation and benefits, excluding one time charges related to the FPBB merger of $594,000, increased $916,000 for the year ended December 31, 1998. The increase in compensation and benefits is due to the addition of seven new branch locations in 1998, the addition of staff in the credit training and loan servicing departments in late 1997, the establishment of the trust and investment services division in mid-1997 and a $700,000 increase in ESOP expense, offset by decreases of approximately $1.4 million related to the accrual associated with the Company's Stock Appreciation Rights ("SARs") and cost savings realized as a result of the mergers with Family on June 30, 1997 and County on December 2, 1997. SARs expense decreased as a result of postponing the initial vesting and exercisable dates in order to restore the purpose of the SAR grants providing long-term incentive for board members and executive officers.

     Occupancy and equipment expenses for the year ended December 31, 1998 increased by $1.7 million as compared to the year ended December 31, 1997. The increases in rent expense, furniture and equipment depreciation expense, utilities expense and equipment maintenance expenses are associated with the addition of seven new branch locations.

     Communications expenses increased $817,000 for the year ended December 31, 1998 as compared to the year ended December 31, 1997. The increase in telephone and telegraph expense is associated with the addition of the new branch locations, and the increase in postage expense is primarily associated with the increased deposit account growth.

INCOME TAXES

     Income tax expense increased $19.7 million for the year ended December 31, 1999 to $17.0 million from a $2.7 million income tax benefit for the year ended December 31, 1998. This increase is primarily due to an increase in income before income taxes of $59.6 million, as a result of improved operating performance and certain merger related charges and other one-time charges incurred during 1998. The increase in income tax expense due to the increase in income before income taxes for the year ended December 31, 1999 compared to December 31, 1998 was offset by a decrease in the effective tax rate for the year ended December 31, 1999. The increase in the effective rate or decrease in the tax benefit in the year ended December 31, 1998 was attributable to certain non deductible merger expenses that were incurred in 1998.

     Income tax expense decreased $10.2 million for the year ended December 31, 1998 to an income tax benefit of $2.7 million from an income tax expense of $7.5 million for the year ended December 31, 1997. This decrease is primarily due to a decrease in income before income taxes of $33.3 million as a result of merger related charges and other one-time charges. The decrease in income tax expenses related to the decrease in income before income taxes was offset by a decrease in the effective tax benefit rate for the year ended December 31, 1998 compared to the year ended December 31, 1997. The increase in the effective rate or a lower effective tax benefit rate was due to non deductible merger expenses incurred in 1998.

LIQUIDITY

     The Company's liquid assets consist primarily of interest bearing deposits in other financial institutions, marketable securities and loans held for sale. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets, contingencies and liabilities, as well as projected liquidity needs arising from approved extensions of credit. Furthermore, liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process.

     The Company's cash inflows for the year ended December 31, 1999 consist primarily of proceeds from the sale of loans and investments available-for-sale, the collection of loan principal and interest payments, along with increases in securities sold under agreements to repurchase and FHLB advances. Uses of cash consist primarily of purchases of investments and decreases in time deposits. Primary sources of borrowings include advances from the FHLB and borrowings under repurchase agreements.

     Access to funds from depositors is affected by the rate the Bank pays on certificates of deposit and other savings accounts and convenience and service provided to transaction account holders. The rate the Bank pays on certificates of deposit is dependent to some extent on rates paid by other financial institutions within the Bank's market areas. The Bank manages the cash inflows and outflows from certificates of deposit by increasing or decreasing the rates offered in its market areas.

     The Company's sources of liquidity are impacted by various matters beyond the control of the Company. Scheduled loan payments are a relatively stable source of funds, while loan prepayments and deposit flows vary widely in reaction to market conditions, primarily prevailing interest rates. Asset sales are influenced by the availability of loans for sale, general market demand and other unforeseen market conditions. The Company's ability to borrow at attractive rates is affected by its credit ratings and other market conditions. Consistent with the Bank's strategy to decrease its cost of deposits by reducing outstanding time deposits, certificate of deposit account balances declined $248.3 million during the year ended December 31, 1999. Such decrease was funded primarily by advances from the FHLB and borrowings under repurchase agreements, along with proceeds from residential loan sales. Management expects further declines in certificate of deposit account balances during 2000 due primarily to the lowering of former First Bank certificate of deposit rates to become more aligned with the commercial bank pricing offered by the Bank. However the rate of such run-off is expected to decline from the levels experienced during 1999. Management anticipates growth in transaction account balances to fund the certificate of deposit run-off.

     In order to manage the uncertainty inherent in its sources of funds, the Company continually evaluates alternate sources of funds and maintains and develops diversity and flexibility in the number of such sources. The effect of a decline in any one source of funds generally can be offset by use of an alternative source although potentially at a different cost to the Company.

CAPITAL COMPLIANCE

     The Bank and the Company are in compliance with regulatory capital requirements at December 31, 1999 (see Note 13 to Consolidated Financial Statements).

     The Bank and the Company, as a bank holding company, are subject to the capital requirements of the FRB. Under FRB guidelines, bank holding companies such as the Company are required to maintain capital based on risk-adjusted assets. Under risk-based capital guidelines, categories of assets with potentially higher credit risk require more capital than assets with lower risk. In addition to balance sheet assets, bank holding companies are required to maintain capital, on a risk-adjusted basis, to support certain off-balance sheet activities such as loan commitments. The FRB standards classify capital into two tiers, Tier I and Total. Tier I risk-based capital consists of common stockholders' equity, non cumulative and cumulative (bank holding companies only) perpetual preferred stock, and minority interests, less goodwill and deposit intangibles. Total risk based capital consists of Tier I capital plus a portion of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate preferred stock. In addition to risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total average assets. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB requires banks and bank holding companies to maintain Tier I and Total risk-based capital ratios of 4.0% and 8.0%, respectively, and a Tier I leverage capital ratio of 4.0%. See Item 1--"Business: Certain Regulatory Considerations."

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

FINANCIAL CONDITION

     Consolidated total assets increased approximately $111.0 million or 4% to $3.2 billion at December 31, 1999 compared to $3.1 billion at December 31, 1998. The increase in total assets was primarily attributable to increases in total investments and bank-owned life insurance of $200.2 million and $50.0 million, respectively, offset by a decrease in total loans of $129.2 million. Consistent with the Bank's strategy to reduce the outstanding balance in its residential loan portfolio, the proceeds from certain sales of loans were invested in the Bank's investment portfolio. In addition, a bank-owned life insurance investment program was funded in the amount of $50.0 million on December 31, 1999. The purpose of the life insurance investment is to fund certain employee benefits in the future. Also contributing to the change in total assets were increases of $13.6 million attributable to deferred taxes, $12.0 million for property and equipment, $11.1 million for FHLB Stock and $10.4 million in other assets, offset by a $63.3 million decrease in cash and cash equivalents.

     Total liabilities increased $118.3 million or 4% to $3.0 billion at December 31, 1999 compared to $2.9 billion at December 31, 1998. The increase in consolidated total liabilities was primarily due to increases in securities sold under agreements to repurchase and FHLB advances and other borrowing of $239.4 million and $208.6 million, respectively, offset by a decrease in total deposits of $303.4 million. The reduction in total deposits is due primarily to planned runoff of the higher-rate certificates of deposit acquired in the acquisition of FPBB. Certificate of deposit runoff has been funded by proceeds from residential loan sales and borrowed money from the FHLB and securities sold under agreements to repurchase. In addition, proceeds from FHLB advances were used to fund investment in certain mortgage-backed securities. Also contributing to the change in total liabilities was a decrease of $7.0 million in Senior Debentures attributable primarily to the Bank's purchase of such obligations during 1999, and a decrease in bank drafts payable of $16.5 million.

     Total consolidated shareholders' equity decreased by $7.3 million to $200.7 million at December 31, 1999 compared to $208.0 million at December 31, 1998. The decrease is attributable to an increase of $21.4 million in unrealized loss on available-for-sale securities, $12.3 million for cash dividends paid on the Company's common stock and $8.7 million due to the purchase of the Company's common stock in accordance with a program announced in November 1999, offset by increases of $29.5 million for net income recognized during 1999 and $5.6 million from the exercise of stock options.

IMPACT OF YEAR 2000

     In prior years, the Company disclosed the nature and progress of its plans to become Year 2000 ready. In 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. Costs to purchase new compliant hardware and software were approximately $2.0 million, which have been capitalized. The cost of the Year 2000 project has been funded through operating cash flows and has not had a material impact on the

Company's financial condition, operations or cash flows. The Company is not aware of any material problems resulting from Year 2000 issues, either with its financial products and services, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its borrowers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

     The operations of the Bank are subject to risk resulting from interest rate fluctuations to the extent that there is a difference between the amount of the Company's interest-earning assets and the amount of interest-bearing liabilities that are prepaid/withdrawn, mature or reprice in specified periods. Management of interest rate sensitivity involves matching the maturity and repricing dates of interest-earning assets with those of interest-bearing liabilities in an effort to manage the impact of fluctuating interest rates on net interest margins. The Company's Asset Liability Committee ("ALCO") has the responsibility for the management of interest rate risk. Operating within risk tolerance levels approved by the Board of Directors ("Board ALCO"), the management and Board ALCOs meet at least quarterly to establish, communicate, coordinate and manage the asset/liability process and procedures. The purpose of the ALCO is to monitor the volume and mix of the Bank's interest sensitive assets and liabilities consistent with the Company's overall liquidity, capital, growth, risk and profitability goals.

     The Bank utilizes an interest rate sensitivity model as the primary quantitative tool in measuring the amount of interest rate risk that is present. Interest rate sensitivity is measured as the difference between the percentage of financial assets and liabilities in the Company's existing portfolio that are subject to repricing within specific time periods. In addition, the Bank measures interest rate sensitivity of its budgeted volume and mix of financial assets and liabilities. These differences, known as interest sensitivity gaps, are usually calculated cumulatively for blocks of time. The model quantifies the potential changes in future earnings which is measured by the effects of various interest rate changes on net income over the ensuing one and two year periods.

     The Company manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

     The following table presents the Company's exposure to interest rate risk at December 31, 1999.

                                                                              DECEMBER 31, 1999
                                                   -----------------------------------------------------------------------
                                                      ONE YEAR        1 TO 3         3 TO 5        OVER 5
                                                       OR LESS         YEARS         YEARS         YEARS         TOTAL
                                                   -------------- -------------- ------------- ------------- -------------
                                                                           (DOLLARS IN THOUSANDS)
Total interest-earning assets ....................   $ 993,132      $ 758,867      $ 417,144     $ 751,203    $2,920,346
Total interest-bearing liabilities ...............   1,700,863        313,865         98,078       138,966     2,251,772
                                                     ---------      ---------      ---------     ---------    ----------
Interest rate sensitivity gap ....................   $(707,731)     $ 445,002      $ 319,066     $ 612,237    $  668,574
                                                     =========      =========      =========     =========    ==========
Cumulative interest rate sensitivity gap .........   $(707,731)     $(262,729)     $  56,337     $ 668,574
                                                     =========      =========      =========     =========
Cumulative interest rate sensitivity gap as
 a percent of total assets .......................       (22.2)%         (8.3)%          1.8%         21.0%
                                                     =========      =========      =========     =========

     IN PREPARING THE TABLE ABOVE, CERTAIN ASSUMPTIONS HAVE BEEN MADE WITH REGARD TO LOAN PREPAYMENTS AND WITHDRAWALS OF TRANSACTION ACCOUNT DEPOSITS. LOAN PREPAYMENT RATES ARE BASED UPON MARKET

CONSENSUS ESTIMATES FOR SIMILAR SECURITIES. MONEY MARKET AND SAVINGS ACCOUNT BALANCES ARE ASSUMED TO REPRICE WITH A LAG BETWEEN THREE THROUGH TWELVE MONTHS TO ANY CHANGE IN MARKET RATES, AND ARE INCLUDED IN ONE YEAR OR LESS. NOW ACCOUNT DEPOSITS ARE ASSUMED TO BE NON-INTEREST SENSITIVE AND ARE INCLUDED IN ONE YEAR OR LESS. ALL OTHER ASSETS AND LIABILITIES HAVE BEEN REPRICED BASED ON THE EARLIER OF REPRICING OR CONTRACTUAL MATURITY. THE ABOVE ASSUMPTIONS ARE ANNUAL PERCENTAGES BASED ON THE LATEST AVAILABLE ASSUMPTIONS AND ON REMAINING BALANCES AND SHOULD NOT BE REGARDED AS INDICATIVE OF THE ACTUAL PREPAYMENTS AND WITHDRAWALS THAT MAY BE EXPERIENCED BY THE COMPANY. MOREOVER, CERTAIN SHORTCOMINGS ARE INHERENT IN THE ANALYSIS PRESENTED BY THE FOREGOING TABLE. FOR EXAMPLE, ALTHOUGH CERTAIN ASSETS AND LIABILITIES MAY HAVE SIMILAR MATURITIES OR PERIODS FOR REPRICING, THEY MAY REACT IN DIFFERENT DEGREES TO CHANGES IN MARKET INTEREST RATES. ALSO, INTEREST RATES ON CERTAIN TYPES OF ASSETS AND LIABILITIES MAY FLUCTUATE IN ADVANCE OF OR LAG BEHIND CHANGES IN MARKET INTEREST RATES. ADDITIONALLY, CERTAIN ASSETS, SUCH AS ARM LOANS, HAVE FEATURES THAT RESTRICT CHANGES IN INTEREST RATES ON A SHORT-TERM BASIS AND OVER THE LIFE OF THE ASSETS.

     In addition to the above, the Bank was committed to fund $265.9 million in new loans and $41.0 million in construction loans-in-process at December 31, 1999. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

     At December 31, 1999, the Bank's one-year, cumulative interest rate sensitivity gap as a percent of total assets at (22.2)% was in excess of the Board approved policy limit of (20.0)%. However, management and the Board of Directors continue to support the Bank's original plan to change loan and deposit mix to reduce the level of interest rate risk exposure. While management and the Board recognize such a strategy requires a longer-term commitment, both believe changes in mix remain the best strategy for the Bank. Furthermore, the Bank made significant progress in this plan during the year ended December 31, 1999 resulting in a 17.6% reduction in the one-year, cumulative interest rate sensitivity gap from (39.8)% at December 31, 1998. Based on the Bank's current plan, the one-year, cumulative interest rate sensitivity gap is expected to be within the Bank's policy limits by December 31, 2000.

     The current potential changes in future earnings relating to financial assets and liabilities as of December 31, 1999 are as follows:

                                             POTENTIAL CHANGE
                                            IN FUTURE EARNINGS
                                           -------------------
                                                   2000
                                           -------------------
   Interest Rate Change in Basis Points:
     + 100 .............................          (13.62)%
     - 100 .............................            8.06%

     The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other non-maturity deposits and loan prepayment rates. Money market and savings deposit accounts are assumed to have the following lag characteristics in an increasing rate environment: the Bank will recognize a 25 basis point increase at nine months and an additional 25 basis point increase at twelve months following an increase in the market rate. NOW accounts are considered to be non-interest rate sensitive in an increasing rate environment. Money market, savings and NOW accounts are assumed to have the following characteristics in a decreasing rate environment: the Bank will recognize a 50 basis point decrease at three months and an additional 50 basis point decrease in nine months following a decrease in the market rate. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the table above. For example, certain financial assets and liabilities may have similar maturities or periods for repricing that may react in different degrees to changes in market interest rates. The potential changes in future earnings shown above are within the Bank's interest rate risk policy limits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                             DECEMBER 31,
                                                                                    ------------------------------
                                                                                         1999             1998
                                                                                    --------------   -------------
                                                                                                       (RESTATED)
                                                                                     (AMOUNTS IN THOUSANDS EXCEPT
                                                                                      SHARE AND PER SHARE DATA)
ASSETS
Cash and amounts due from depository institutions ...............................     $   73,054      $   52,336
Interest-bearing deposits in other financial institutions .......................         41,201         114,471
Federal funds sold ..............................................................          3,595          14,334
                                                                                      ----------      ----------
 Cash and cash equivalents ......................................................        117,850         181,141
Investments available-for-sale ..................................................        792,125         722,913
Investments held to maturity (Market value of $139,383 and $16,605 at
 December 31, 1999 and 1998, respectively) ......................................        147,275          16,318
Loans receivable--net ...........................................................      1,822,433       1,997,674
Loans held for sale (Market value of $62,000 and $16,272 at December 31, 1999
 and 1998, respectively) ........................................................         62,000          16,000
Property and equipment--net .....................................................         65,349          53,341
Other real estate owned--net ....................................................          2,004           2,646
Federal Home Loan Bank Stock ....................................................         34,821          23,754
Goodwill--net ...................................................................         17,715          11,961
Bank owned life insurance .......................................................         58,039           8,059
Deferred taxes, net .............................................................         16,564           4,416
Accrued interest receivable .....................................................         16,986          15,848
Other assets ....................................................................         39,051          27,154
                                                                                      ----------      ----------
Total ...........................................................................     $3,192,212      $3,081,225
                                                                                      ==========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits                                                                              $2,064,936      $2,368,360
Federal Home Loan Bank advances and other borrowings ............................        618,996         410,368
Securities sold under agreements to repurchase ..................................        248,521           9,144
Senior debentures, net of unamortized issuance costs ............................         20,531          27,518
Advances from borrowers for taxes and insurance .................................          5,908           7,677
Bank drafts payable .............................................................         11,208          27,706
Other liabilities ...............................................................         21,450          22,474
                                                                                      ----------      ----------
Total liabilities ...............................................................      2,991,550       2,873,247
                                                                                      ----------      ----------
Commitments and contingencies
Shareholders' equity:
Common stock $.01 par value; 500,000,000 shares authorized;
 50,748,419 issued shares; outstanding 49,696,419 (net of treasury stock)
 at December 31, 1999 and 49,677,130 issued and outstanding at
 December 31, 1998 ..............................................................            508             497
Treasury Stock (1,052,000 shares repurchased at December 31, 1999) ..............            (11)
Additional paid-in capital ......................................................        124,931         128,044
Retained earnings ...............................................................         94,934          77,732
Accumulated other comprehensive (loss) income, net of taxes .....................        (19,700)          1,705
                                                                                      ----------      ----------
Total shareholders' equity ......................................................        200,662         207,978
                                                                                      ----------      ----------
Total ...........................................................................     $3,192,212      $3,081,225
                                                                                      ==========      ==========

                 See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          YEAR ENDED DECEMBER 31,
                                                                --------------------------------------------
                                                                     1999           1998            1997
                                                                -------------   ------------   -------------
                                                                                 (RESTATED)      (RESTATED)
                                                                (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
INTEREST INCOME:
Interest and fees on loans ..................................     $ 155,267      $ 157,562       $ 156,093
Interest and dividends on investments .......................        55,258         51,937          42,432
                                                                  ---------      ---------       ---------
                                                                    210,525        209,499         198,525
                                                                  ---------      ---------       ---------
INTEREST EXPENSE:
Interest on deposits ........................................        81,698         94,282          87,787
Interest on borrowings ......................................        30,741         25,889          17,933
                                                                  ---------      ---------       ---------
                                                                    112,439        120,171         105,720
                                                                  ---------      ---------       ---------
Net interest income .........................................        98,086         89,328          92,805
Provision for loan losses ...................................         1,550         22,909           5,143
                                                                  ---------      ---------       ---------
Net interest income after provision for loan losses .........        96,536         66,419          87,662
                                                                  ---------      ---------       ---------
NON-INTEREST INCOME:
Service charges on deposit accounts .........................        12,741         11,229          10,154
Net gain on sales of loans ..................................         5,098          3,732             797
Net gain on sales of trading securities and investments
  available-for-sale ........................................         1,051          3,139           1,524
Other income ................................................         9,261          7,730           6,501
                                                                  ---------      ---------       ---------
                                                                     28,151         25,830          18,976
                                                                  ---------      ---------       ---------
OPERATING EXPENSES:
Employee compensation and benefits ..........................        36,323         41,243          39,733
Occupancy and equipment .....................................        18,324         15,905          14,186
Professional fees ...........................................         1,402          3,103           4,202
Advertising and promotion ...................................         1,355          2,417           1,674
Communications ..............................................         2,483          2,786           1,969
Data processing .............................................         3,602          1,776           1,165
Insurance ...................................................         1,761          2,116           1,441
Other real estate owned--net ................................           359          1,519           2,882
Goodwill amortization .......................................         1,548            920             759
Other .......................................................         8,651         11,957           9,213
Merger expenses .............................................         2,381         21,655           9,285
                                                                  ---------      ---------       ---------
                                                                     78,189        105,397          86,509
                                                                  ---------      ---------       ---------
Income (loss) before income taxes ...........................        46,498        (13,148)         20,129
Income tax expense (benefit) ................................        17,029         (2,692)          7,522
                                                                  ---------      ---------       ---------
NET INCOME (LOSS)                                                 $  29,469      $ (10,456)      $  12,607
                                                                  =========      =========       =========
INCOME (LOSS) APPLICABLE TO COMMON STOCK ....................     $  29,469      $ (10,685)      $  11,843
                                                                  =========      =========       =========
PER SHARE DATA:
Basic earnings (loss) .......................................     $    0.58      $   (0.22)      $    0.25
Diluted earnings (loss) .....................................     $    0.58      $   (0.22)      $    0.25
Dividends ...................................................     $    0.24      $    0.22       $    0.19
                                                                  ---------      ---------       ---------
WEIGHTED AVERAGE COMMON SHARES AND
  COMMON STOCK EQUIVALENTS OUTSTANDING:
 Basic ......................................................        50,469         48,807          46,489
 Diluted ....................................................        51,047         48,807          48,147

                 See notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                          YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------
                                                                     1999           1998           1997
                                                                 ------------   ------------   -----------
                                                                                 (RESTATED)     (RESTATED)
                                                                          (AMOUNTS IN THOUSANDS)
Net income (loss) ............................................    $  29,469      $ (10,456)      $12,607
Other comprehensive income, net of tax:
 Unrealized (loss) gain on investments available-for-sale
   arising during the period, net of taxes of ($12,571),
   $1,448 and $1,035, respectively ...........................      (20,743)         4,087         2,554
 Reclassification adjustment for amounts realized on sale of investments included in net income, net of taxes of
   ($389), ($1,224) and ($594), respectively .................         (662)        (1,915)         (930)
                                                                  ---------      ---------       -------
Comprehensive income (loss) ..................................    $   8,064      $  (8,284)      $14,231
                                                                  =========      =========       =======

                 See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                             ADDITIONAL
                                                        PREFERRED   COMMON     PAID-IN
                                                          STOCK      STOCK     CAPITAL
                                                       ----------- -------- ------------
                                                       (AMOUNTS IN THOUSANDS EXCEPT SHARE
                                                                     DATA)
BALANCE, DECEMBER 31, 1996, AS RESTATED .............. $11,146      $ 460    $107,970
Exercise of stock options--1,319,401 shares ..........                 13       3,480
Issuance of stock grants--3,000 shares ...............                             27
Conversion of preferred stock series "C" into
 common stock--133,306 shares ........................   (860)          2         858
Acquisition and retirement of common stock
 by pooled company--148,170 shares ...................                 (1)       (552)
Cash dividends--common stock .........................
Cash dividends paid by pooled companies--
 common stock ........................................
Cash dividends--preferred stock ($56 paid by
 pooled company) .....................................
Amortization of deferred compensation--
 ESOP & RRP ..........................................                            906
Purchase of treasury stock at cost by pooled
 company--478,116 shares .............................                 (4)     (2,664)
Net income ...........................................
Changes in accumulated other comprehensive
 income, net of taxes ................................
                                                      -------        ----    --------
BALANCE DECEMBER 31, 1997, AS RESTATED ............... 10,286         470     110,025
Exercise of stock options and
 warrants--952,061 ...................................                  9       4,170
Purchase of common stock by 401(k) plan--
 4,474 shares ........................................                             43
Conversion of preferred stock series "C" into
 common stock--1,463,347 shares ...................... (9,440)         15       9,425
Cash redemption of preferred stock
 series "C" ..........................................    (50)
Conversion of pooled company preferred stock
 into common stock--111,660 shares ...................   (796)          1         795
Cash dividends--common stock .........................
Cash dividends--paid by pooled company--
 common stock ........................................
Cash dividends--preferred stock series "C"
 ($27 paid by pooled company) ........................
Stock dividends paid by pooled company--
 209,835 shares ......................................                  2         836
Amortization of deferred compensation--
 ESOP & RRP ..........................................                          2,750
Net loss .............................................
Net income of pooled company for three
 months ended December 31, 1997 ......................
Changes in accumulated other comprehensive
 income, net of taxes ................................
                                                      -------        ----    --------
BALANCE DECEMBER 31, 1998, AS RESTATED ...............                497     128,044
Exercise of stock options--1,071,290 shares ..........                 11       5,613
Purchase of treasury stock--1,052,000 shares .........                (11)     (8,726)
Cash dividends--common stock .........................
Cash dividends--paid by pooled company
 --common stock ......................................
Net income ...........................................
Changes in accumulated other comprehensive
 income (loss), net of taxes .........................
                                                      -------        ----    --------
BALANCE DECEMBER 31, 1999 ............................               $497    $124,931
                                                      =======        ====    ========

                                                                       COMMON      COMMON     ACCUMULATED
                                                                       STOCK       STOCK     COMPREHENSIVE
                                                         RETAINED    PURCHASED   PURCHASED   INCOME (LOSS),
                                                         EARNINGS     BY ESOP      BY RRP     NET OF TAXES
                                                       ------------ ----------- ----------- ---------------
                                                             (AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)
BALANCE, DECEMBER 31, 1996, AS RESTATED .............. $93,167      $(1,769)      $ (161)   $ (2,091)
Exercise of stock options--1,319,401 shares ..........
Issuance of stock grants--3,000 shares ...............
Conversion of preferred stock series "C" into
 common stock--133,306 shares ........................
Acquisition and retirement of common stock
 by pooled company--148,170 shares ...................    (287)
Cash dividends--common stock .........................  (2,175)
Cash dividends paid by pooled companies--
 common stock ........................................  (6,205)
Cash dividends--preferred stock ($56 paid by
 pooled company) .....................................    (764)
Amortization of deferred compensation--
 ESOP & RRP ..........................................                  814           44
Purchase of treasury stock at cost by pooled
 company--478,116 shares .............................
Net income ...........................................  12,607
Changes in accumulated other comprehensive
 income, net of taxes ................................                                         1,624
                                                       -------      -------       ------    --------
BALANCE DECEMBER 31, 1997, AS RESTATED ...............  96,343         (955)        (117)       (467)
Exercise of stock options and
 warrants--952,061 ...................................
Purchase of common stock by 401(k) plan--
 4,474 shares ........................................
Conversion of preferred stock series "C" into
 common stock--1,463,347 shares ......................
Cash redemption of preferred stock
 series "C" ..........................................
Conversion of pooled company preferred stock
 into common stock--111,660 shares ...................
Cash dividends--common stock .........................  (6,795)
Cash dividends--paid by pooled company--
 common stock ........................................  (2,669)
Cash dividends--preferred stock series "C"
 ($27 paid by pooled company) ........................    (229)
Stock dividends paid by pooled company--
 209,835 shares ......................................    (838)
Amortization of deferred compensation--
 ESOP & RRP ..........................................    (155)         955          117
Net loss ............................................. (10,456)
Net income of pooled company for three
 months ended December 31, 1997 ......................   2,531
Changes in accumulated other comprehensive
 income, net of taxes ................................                                         2,172
                                                       -------      -------       ------    --------
BALANCE DECEMBER 31, 1998, AS RESTATED ...............  77,732                                 1,705
Exercise of stock options--1,071,290 shares ..........
Purchase of treasury stock--1,052,000 shares .........
Cash dividends--common stock ......................... (11,978)
Cash dividends--paid by pooled company
 --common stock ......................................    (289)
Net income ...........................................  29,469
Changes in accumulated other comprehensive
 income (loss), net of taxes .........................                                       (21,405)
                                                       -------      -------       ------    --------
BALANCE DECEMBER 31, 1999 ............................ $94,934                              $(19,700)
                                                       =======      =======       ======    ========

                 See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                           -------------
                                                                                                1999
                                                                                           -------------
                                                                                            (AMOUNTS IN
                                                                                            THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) ........................................................................  $    29,469
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for loan losses ................................................................        1,550
Depreciation and amortization ............................................................        8,049
Deferred income taxes ....................................................................        1,312
Amortization of deferred loan fees and costs .............................................          564
Gain on sales of loans ...................................................................       (5,098)
Proceeds from loan sales, net ............................................................      158,925
Increase in trading securities, net ......................................................
Net gain on sale of investments available-for-sale .......................................       (1,051)
Other--net ...............................................................................      (28,099)
                                                                                            -----------
Net cash provided by operating activities ................................................      165,621
                                                                                            -----------
INVESTING ACTIVITIES:
Cash and cash equivalents acquired (paid) in purchase business combination, net ..........       17,874
Purchase of investments available-for-sale ...............................................     (453,004)
Proceeds from sales of investments available-for-sale ....................................      218,989
Maturities and calls of investments held to maturity .....................................        4,550
Purchases of investments held to maturity ................................................     (147,945)
Principal payments on securities .........................................................      145,439
Loans purchased for investment ...........................................................     (167,478)
Net decrease (increase) in loans .........................................................      134,308
Funding of Bank Owned Life Insurance (BOLI) ..............................................      (50,000)
Purchases of property and equipment ......................................................      (16,045)
Other--net ...............................................................................       (9,971)
                                                                                            -----------
Net cash used in investing activities ....................................................     (323,283)
                                                                                            -----------
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, Money Market accounts
 and savings accounts ....................................................................      (74,916)
Net (decrease) increase in time deposits .................................................     (256,126)
Purchase of treasury stock, at cost ......................................................       (8,737)
Increase (decrease) in FHLB advances .....................................................      208,628
Proceeds from issuance of senior debentures, net of issuance costs .......................
Purchase of senior debentures ............................................................       (7,212)
Net increase (decrease) securities sold under agreements to repurchase ...................      239,377
Cash dividends--common and preferred .....................................................      (12,267)
Other--net ...............................................................................        5,624
                                                                                            -----------
Net cash provided by financing activities ................................................       94,371
                                                                                            -----------
Decrease in cash and cash equivalents ....................................................      (63,291)
Adjustments to reconcile for different year ends of pooled companies (see Note 2)
 Net income for thee months ended December 31, 1997 ......................................
 Cash dividends paid by pooled companies .................................................
 Other cash flows--net ...................................................................
Cash and cash equivalents at beginning of year ...........................................      181,141
                                                                                            -----------
Cash and cash equivalents at end of year .................................................  $   117,850
                                                                                            ===========

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                           --------------------------
                                                                                               1998          1997
                                                                                           ------------ -------------
                                                                                            (RESTATED)    (RESTATED)
                                                                                             (AMOUNTS IN THOUSANDS)
OPERATING ACTIVITIES:
Net income (loss) ........................................................................  $  (10,456)  $    12,607
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Provision for loan losses ................................................................      22,909         5,143
Depreciation and amortization ............................................................       5,988         5,939
Deferred income taxes ....................................................................      (4,589)        4,717
Amortization of deferred loan fees and costs .............................................       5,667        (2,019)
Gain on sales of loans ...................................................................      (3,732)         (406)
Proceeds from loan sales, net ............................................................     210,554        48,143
Increase in trading securities, net ......................................................       4,645           204
Net gain on sale of investments available-for-sale .......................................      (3,139)       (1,524)
Other--net ...............................................................................       5,836       (20,292)
                                                                                            ----------   -----------
Net cash provided by operating activities ................................................     233,683        52,512
                                                                                            ----------   -----------
INVESTING ACTIVITIES:
Cash and cash equivalents acquired (paid) in purchase business combination, net ..........      (7,704)
Purchase of investments available-for-sale ...............................................    (643,354)     (460,075)
Proceeds from sales of investments available-for-sale ....................................     370,684       296,484
Maturities and calls of investments held to maturity .....................................      31,243        69,059
Purchases of investments held to maturity ................................................      (1,419)     (170,099)
Principal payments on securities .........................................................     119,828        61,494
Loans purchased for investment ...........................................................     (23,363)      (59,361)
Net decrease (increase) in loans .........................................................    (198,352)     (217,938)
Funding of Bank Owned Life Insurance (BOLI) ..............................................
Purchases of property and equipment ......................................................     (15,096)      (15,794)
Other--net ...............................................................................      11,817        18,555
                                                                                            ----------   -----------
Net cash used in investing activities ....................................................    (355,716)     (477,675)
                                                                                            ----------   -----------
FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits, NOW accounts, Money Market accounts
 and savings accounts ....................................................................     155,101        66,587
Net (decrease) increase in time deposits .................................................     (30,596)       84,125
Purchase of treasury stock, at cost ......................................................                    (3,508)
Increase (decrease) in FHLB advances .....................................................     (59,601)      218,442
Proceeds from issuance of senior debentures, net of issuance costs .......................                    33,778
Purchase of senior debentures ............................................................      (6,500)
Net increase (decrease) securities sold under agreements to repurchase ...................     (20,485)       18,776
Cash dividends--common and preferred .....................................................      (8,781)       (9,144)
Other--net ...............................................................................       4,172         3,992
                                                                                            ----------   -----------
Net cash provided by financing activities ................................................      33,310       413,048
                                                                                            ----------   -----------
Decrease in cash and cash equivalents ....................................................     (88,723)      (12,115)
Adjustments to reconcile for different year ends of pooled companies (see Note 2)
 Net income for thee months ended December 31, 1997 ......................................       2,531
 Cash dividends paid by pooled companies .................................................        (912)
 Other cash flows--net ...................................................................       1,560
Cash and cash equivalents at beginning of year ...........................................     266,685       278,800
                                                                                            ----------   -----------
Cash and cash equivalents at end of year .................................................  $  181,141   $   266,685
                                                                                            ==========   ===========

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                     1999         1998         1997
                                                                                ------------- ------------ -----------
                                                                                               (RESTATED)   (RESTATED)
                                                                                        (AMOUNTS IN THOUSANDS)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes ..................................................   $  13,577     $  5,842    $  3,294
  Cash paid for interest on deposits and other borrowings .....................   $ 110,208     $125,606    $104,636
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:
  Transfer to available for sale securities ...................................   $   9,772     $193,493    $ 39,500
  Repossessed automobiles acquired in settlement of loans .....................   $   4,749     $  6,084    $ 15,452
  Real estate acquired in settlement of loans .................................   $   5,456     $  6,982    $ 10,833
  (Increase) decrease in unrealized loss on available-for-sale securities .....   $ (33,944)    $  2,172    $  1,624
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:
  Redemption of convertible preferred stock ...................................                 $  9,425
  Redemption of convertible preferred stock by pooled company .................                 $    796

                See notes to consolidated financial statements.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Republic Security Financial Corporation (the "Company" or "RSFC") is a commercial bank holding company, the principal business of which is the operation of a commercial bank through Republic Security Bank (the "Bank"), its wholly owned subsidiary, a state chartered commercial bank. The Bank is a member of the Federal Reserve Bank and the Federal Home Loan Bank System ("FHLB"). Its deposits are insured by the FDIC up to applicable limits. At December 31, 1999 the Bank had 102 full service branches (64 traditional branches and 38 in-store supermarket branches), of which 42 are located in Palm Beach County, 24 in Broward County, 12 in Dade County, 10 in Hillsborough County, 5 in Lee County, 2 in Martin , Marion and Alachua Counties, and one each in Orange, Pasco, and St Lucie Counties. On January 28, 2000 the Bank consolidated eight of its branch offices into existing offices in the same geographical area. The Bank's main business activities are attracting deposits, originating loans, making investments and servicing loans for the Bank and for others.

     In preparing the consolidated financial statements in conformity with general accepted accounting principles, management is required to make use of estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, as well as the Bank's wholly owned subsidiaries, RS Maritime Corporation d/b/a First New England Financial and RSAM Holdings, Inc., and have been retroactively restated to include the accounts and results of operations of Northside Bank of Tampa ("Northside"), First Palm Beach Bancorp, Inc. ("FPBB"), Unifirst FSB ("Unifirst"), County Financial Corporation ("CFC") and Family Bank ("Family") which mergers, accounted for as poolings of interests, were consummated on February 26, 1999, October 29, 1998, July 2, 1998, December 2, 1997 and June 30, 1997,
respectively, (See Note 2). The statements of financial condition of RSFC as of December 1997 is combined with the statements of financial condition of FPBB and Unifirst as of September 30, 1997. The statement of operations of RSFC for the year ended December 31, 1997 is combined with the statements of operations of FPBB and Unifirst for the year ended September 30, 1997.

     Due to the difference in year end reporting periods, the net income for the three months ended December 31, 1997, for FPBB and Unifirst, appears as an adjustment in the consolidated statement of shareholders' equity.

     The following is a summary of significant accounting policies:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Republic Security Financial Corporation and its wholly-owned subsidiary, Republic Security Bank, as well as the Bank's wholly owned subsidiaries, RS Maritime Corporation d/b/a First New England Financial and RSAM Holdings, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and interest-bearing deposits in other financial institutions. Net loans of $342,000 and deposits of $27.6 million were acquired in connection with the purchase of nine

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

in-store branches from First National Bank of Central Florida on June 11, 1999. Assets of $38.6 million and liabilities of $36.3 million were acquired in connection with the purchase of Newberry Bank on December 11, 1998. In addition, the Bank acquired assets of $28.9 million and liabilities of $19.3 million related to the branches purchased. Redemption of the Company's 7% cumulative convertible preferred stock, Series "C" resulted in the issuance of 1,463,347 of the Company's common stock in exchange for 944,094 shares of the Series "C" preferred stock during the year ended December 31, 1998. In addition, a pooled company (Unifirst) redeemed 111,660 shares of preferred stock in exchange for 111,660 shares of common stock during the year ended December 31, 1998.

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

NON-ACCRUAL LOANS

     Generally, loans contractually past due 90 days or more are placed on non-accrual and any previously accrued and unpaid interest is charged against interest income. Loans remain on non-accrual status until the obligation is brought current and has performed in accordance with its contractual terms for a reasonable period of time. In addition, accrual of interest on loans less than 90 days past due is discontinued when, in the opinion of management, reasonable doubt exists as to the full, timely collection of interest or principal. Interest income, at the effective rate of the loan, is recognized when cash is received on impaired loans and collection of principal is no longer doubtful.

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

OTHER REAL ESTATE OWNED

     A loan is classified as foreclosure when the Company has taken possession of the collateral. Property acquired by foreclosure, or deed in lieu of foreclosure, is recorded as other real estate owned at the estimated fair value less estimated disposal costs at the time of foreclosure. Costs related to the development and improvement of the property are capitalized, if recoverable, whereas costs related to maintaining the property, net of income received, are charged to other real estate owned expense. In addition, any subsequent reductions in the valuation of the property is included in other real estate owned expense in the consolidated statements of operations.

     The Bank follows the practice of reducing the carrying value of individual properties in other real estate owned for any amounts in excess of the fair value of properties less estimated disposal costs. The amount the Bank will ultimately recover from other real estate owned could differ from the amounts used in determining the carrying value of the property due to future market factors beyond the Bank's control. For the years ended December 31, 1999, 1998 and 1997, provisions for other real estate losses in the amounts of $271,800, $437,800 and $1.8 million, respectively, were recorded and included in other real estate owned expense in the consolidated statements of operations.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

GOODWILL

     The Company assesses long lived assets and related goodwill for impairment under FASB Statement No. 121. "ACCOUNTING FOR THE IMPAIRMENT OF LONG LIVED ASSETS AND FOR LONG LIVED ASSETS TO BE DISPOSED OF" and APB Opinion No. 17. "INTANGIBLE ASSETS". Accordingly, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company amortizes goodwill and other identified intangibles over 7 to 15 years using the straight-line method. Accumulated amortization totaled $3.9 million and $2.6 million at December 31, 1999 and 1998, respectively.

MERGER RELATED EXPENSES

     The Company records transaction-related expenses in conjunction with its major business combinations. Transaction-related expenses are comprised of three major categories: employee severance costs, the write down of duplicate or excess premises and equipment, and other incremental expenses related to effecting a business combination.

     The Company recognizes a liability for the cost of employee termination benefits that management decides to provide (or which the Company or the Bank is contractually obligated to provide) involuntarily terminated employees, if all of the following conditions exist: (i) management has the appropriate level of authority to involuntarily terminate employees, (ii) management approves and commits the enterprise to the plan of termination, (iii) management establishes the benefits that current employees will receive upon termination, (iv) the benefit arrangement has been communicated to employees, (v) the communication of the benefit arrangement includes sufficient detail to enable employees to determine the type and amount of benefits they will receive if they are terminated, (vi) the plan of termination specifically identifies the number of employees to be terminated, their job classifications or functions, and their locations, and (vii) the period of time to complete the plan of termination indicates that significant changes to the plan of termination are not likely.

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

     The other incremental expenses related to effecting a business combination consist of both period costs and accrued contract exit fees for duplicate services provided. The period costs include actual fees of professional services firms (legal, underwriting, etc.) that were incurred in conjunction with the combinations, and one-time, nonrecurring incremental costs associated with combining the entities which are being expensed as incurred. The liability for contract exit fees for duplicate services provided is recognized when Company management makes the decision to terminate such contracts.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

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

NEW ACCOUNTING PRONOUNCEMENTS

     Accounting for Derivative Instruments and Hedging Activities: SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", as amended by SFAS No. 137, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES--DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133", requires derivative instruments be carried at fair value on the balance sheets. The statement continues to allow derivative instruments to be used to hedge various risks and sets forth specific criteria to be used to determine when hedge accounting can be used. The statement also provides for offsetting changes in fair value or cash flows of both the derivative and the hedged asset or liability to be recognized in earnings in the same period; however, any changes in fair value or cash flow that represent the ineffective portion of a hedge are required to be recognized in earnings and cannot be deferred. For derivative instruments not accounted for as hedges, changes in fair value are required to be recognized in earnings. The Company plans to adopt SFAS No. 133 in fiscal 2001; however, the impact of the adoption of this statement is not expected to have a material impact on the financial condition, operations or cash flows of the Company.

2. MERGERS AND BRANCH ACQUISITIONS

     On July 30, 1999, the Bank completed the acquisition of First New England Financial ("FNEF"), a division of John Deere Credit. FNEF was founded in 1976 and is one of the premier names in the yacht lending marketplace. The transaction was accounted for as a purchase and approximately $6.8 million was recorded in goodwill which is being amortized over fifteen years using the straight-line method.

     On June 11, 1999, the Bank acquired nine in-store branches from First National Bank of Central Florida and paid a purchase price equal to 4% of the total outstanding deposit balance at the closing

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS AND BRANCH ACQUISITIONS--(CONTINUED)

date. The Bank acquired a total of $342,000 in net loans and $27.6 million in deposits. The transaction was accounted for as a purchase and approximately $1.1 million was recorded in deposit intangibles which is being amortized over seven years using the straight-line method.

     On February 26, 1999, RSFC acquired Northside, a Florida state commercial bank headquartered in Tampa, Florida. Upon consummation of the merger, Northside was merged into the Bank. Northside had two branch locations in Tampa. RSFC issued 2.5 million shares of its common stock for all the outstanding shares of Northside. The business combination was accounted for as pooling of interests and resulted in the Bank acquiring assets of $74.6 million, liabilities of $64.7 million and equity of $9.9 million. All information contained herein has been retroactively restated to include the accounts and results of operations of Northside. Non-recurring merger related costs and one-time charges recorded in connection with the merger of Northside totaled approximately $2.4 million for the year ended December 31, 1999. These costs consisted primarily of $0.8 million in professional fees, $1.0 million in employee related change in control, severance and stay bonuses and $0.5 million in fixed asset write-offs and other merger related expenses. In addition, a $300,000 adjustment to the allowance for loan losses was recorded to conform Northside's accounting and credit policies regarding loan valuation to those of the Bank's. This adjustment is included in the provision for loan losses.

     On December 11, 1998, RSFC acquired Newberry Bank ("Newberry"), a Florida state commercial bank headquartered in Newberry, Florida. Newberry had $38.9 million in assets, $28.7 million in net loans and $34.8 million in deposits. The purchase price totaled approximately $5.1 million and was paid in the form of cash. The transaction was accounted for as a purchase business combination. All outstanding shares of common stock were purchased and approximately $3 million in goodwill was recorded. Operations of Newberry are included since the date of acquisition.

     On November 20, 1998, the Bank acquired the Florida branch offices of Household Bank, FSB ("Household"), a wholly owned subsidiary of Household International, Inc. The Bank acquired a total of $28.3 million in net loans and $19 million in deposits. The Bank paid a purchase price equal to 4% of the total outstanding deposit balances at the closing date. The transaction was accounted for as a purchase and approximately $1.0 million was recorded in deposit intangibles which is being amortized over seven years using the straight-line method.

     On October 29, 1998, RSFC acquired FPBB, which was merged into RSFC. RSFC issued 21,731,248 shares of its common stock in exchange for all of the outstanding common stock of FPBB. The business combination was accounted for as a pooling of interests and resulted in RSFC acquiring assets of approximately $1.8 billion, including total loans of $1.1 billion, total deposits of $1.3 billion and equity of $128 million. All information herein has been retroactively restated to include the accounts and results of operations of FPBB. Non-recurring merger related costs and one-time charges recorded in connection with the merger of FPBB totaled approximately $19.5 million for the year ended December 31, 1998. These costs consisted primarily of $6.0 million in professional fees, $4.0 million in fixed asset write-downs, $7.1 million in employee severance payments and stay bonuses, and $1.0 million in costs associated with branch consolidations. In addition, a $4 million adjustment to the allowance for loan losses was recorded to conform FPBB's accounting and credit policies regarding loan valuation to those of the Bank. This adjustment is included as a component of the provision for loan losses. Approximately 118 positions were eliminated due to duplication. At December 31, 1999, the Bank had $700,000 remaining in accrued merger expenses, primarily related to remaining employee severance payments.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS AND BRANCH ACQUISITIONS--(CONTINUED)

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

     Non-recurring costs of approximately $2.1 million were recorded in connection with the merger of Unifirst for the year ended December 31, 1998. These costs consisted primarily of electronic data processing and personnel costs to combine the operations, employee severance payments, employment contract buyouts and professional fees. In addition, management recorded an adjustment of approximately $1.2 million to the allowance for loan losses to conform Unifirst's accounting and credit policies regarding loan valuations to those of the Bank. This adjustment is a component of the provision for loan losses.

     On December 2, 1997, the Company acquired CFC, a commercial bank holding company headquartered in North Miami Beach, Florida. CFC's wholly-owned banking subsidiary, County National Bank of South Florida ("County"), was merged into the Bank on December 2, 1997. County had 14 branch locations in Northern Dade, Broward and Palm Beach counties. RSFC issued 6.2 million shares of its common stock in exchange for all of the outstanding common stock and stock options of CFC. The business combination was accounted for as a pooling of interests and resulted in the Bank acquiring assets of $255.0 million, liabilities of $230.6 million and equity of $24.4 million. All information contained herein has been retroactively restated to include the accounts and results of operations of CFC.

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

     For the year ended December 31, 1997, non-recurring merger expenses included in operating expenses in the consolidated statements of operations of $9.3 million consist of severance charges, charges associated with the disposal of certain duplicate assets, professional fees, OREO write downs and other fees and expenses related to the mergers with Family and CFC. In addition, merger related provision for loan losses to conform Family and County's accounting and credit policies regarding loan valuation to those of the Bank amounted to $650,000.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS AND BRANCH ACQUISITIONS--(CONTINUED)

     Details of the merger-related expenses are as follows:

                                       DEC. 31,                         DEC. 31,
                                         1997     UTILIZED     1997       1998
                                      PROVISION    IN 1997   BALANCE   PROVISION
                                     ----------- ---------- --------- -----------
                                                    (IN THOUSANDS)
   Severance and personnel
    related expenses ............... $2,153      $  557     $1,596    $ 7,904
   Professional fees ...............  3,530       3,204        326      6,510
   Fixed asset write-downs .........    721         721         --      4,099
   Systems conversion
    expenses .......................  1,254         904        350        274
   Miscellaneous integration
    expenses .......................  1,627         326      1,301      1,087
   Branch consolidations ...........     --          --         --      1,781
                                     ------      ------     ------    -------
   Total ........................... $9,285      $5,712     $3,573    $21,655
                                     ======      ======     ======    =======

                                                            DEC. 31,
                                      UTILIZED     1998       1999     UTILIZED    1999
                                       IN 1998   BALANCE   PROVISION    IN 1999   BALANCE
                                     ---------- --------- ----------- ---------- --------
                                                        (IN THOUSANDS)
   Severance and personnel
    related expenses ............... $ 6,950    $2,550    $1,000      $2,850       $700
   Professional fees ...............   5,695     1,141       846       1,987         --
   Fixed asset write-downs .........   4,099        --       279         279         --
   Systems conversion
    expenses .......................     535        89        53         142         --
   Miscellaneous integration
    expenses .......................   2,148       240       203         443         --
   Branch consolidations ...........      --     1,781        --       1,781         --
                                     -------    ------    ------      ------       ----
   Total ........................... $19,427    $5,801    $2,381      $7,482       $700
                                     =======    ======    ======      ======       ====

     The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated statements of operations are summarized below.

                                                       YEAR ENDED DECEMBER 31,
                                              ------------------------------------------
                                                  1999           1998           1997
                                              -----------   -------------   ------------
                                                            (IN THOUSANDS)
   INTEREST INCOME AND NON-INTEREST INCOME:
    RSFC ..................................    $237,977       $ 121,726       $ 48,419
    Family(1) .............................                                     10,770
    CFC(1) ................................                                     16,494
    Unifirst(2) ...........................                       5,039         10,940
    FPBB(3) ...............................                     103,160        125,931
    Northside(4) ..........................         699           5,404          4,947
                                               --------       ---------       --------
    Combined ..............................    $238,676       $ 235,329       $217,501
                                               ========       =========       ========
   NET (LOSS) INCOME:
    RSFC(5) ...............................    $ 29,242       $ (15,293)      $ (3,727)
    Family(1) .............................                                      2,541
    CFC(1) ................................                                      2,992
    Unifirst(2) ...........................                         367            295
    FPBB(3) ...............................                       3,267          9,356
    Northside(4) ..........................         227           1,203          1,150
                                               --------       ---------       --------
    Combined ..............................    $ 29,469       $ (10,456)      $ 12,607
                                               ========       =========       ========

----------------
(1) The amount reported for Family for the year ended December 31, 1997 represents the results for the six months of earnings realized prior to the merger. The amount reported for CFC for the year ended December 31, 1997 represents the results for the nine months of earnings realized prior to the merger.
(2) The amounts reported for Unifirst, included in the year ended December 31, 1998 represents the results for the six months ended June 30, 1998, prior to the merger. The years ended December 31, 1997 and 1996, represent the results for the twelve months ended September 30, 1997 and 1996, respectively.
(3) The amounts reported for FPBB, included in the year ended December 31, 1998 represents the results for the nine months ended September 30, 1998, prior to the merger. The years ended December 31, 1997 and 1996, represent the results of the twelve months ended September 30, 1997 and 1996, respectively.
(4) The amounts reported for Northside for the year ended December 31, 1999 represents results for two months ended February 28, 1999 prior to merger.
(5) The years ended December 31, 1999, 1998 and 1997 include the merger related and one-time expenses of $2.4 million, net of taxes, $33.0 million, net of taxes and $6.5 million, net of taxes, respectively, related to the Northside, Unifirst, FPBB, CFC and Family acquisitions.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

2. MERGERS AND BRANCH ACQUISITIONS--(CONTINUED)

     Securities held by Northside with a book value of approximately $9.8 million and a market value of approximately $10.0 million at February 26, 1999 were transferred as of the date of acquisition from held to maturity to available-for-sale to maintain RSFC's existing liquidity and interest rate risk positions for the combined company.

     Securities held by Family with a book value of approximately $39.4 million and a market value of approximately $39.5 million at June 30, 1997 were transferred as of the date of acquisition from held to maturity to available-for-sale to maintain RSFC's existing interest rate risk position for the combined company.

     Due to the difference in year end reporting periods, the net income for the three months ended December 31, 1997 for FPBB and Unifirst appears as an adjustment in the consolidated statement of shareholders' equity, and consists of the following:

                             THREE MONTHS
                                ENDED
                             DECEMBER 31,
                                 1997
                           ---------------
                            (IN THOUSANDS)
   REVENUES:
    Unifirst ...........       $ 2,726
    FPBB ...............        35,870
                               -------
    Combined ...........        38,596
                               -------
   EXPENSES:
    Unifirst ...........         2,509
    FPBB ...............        33,556
                               -------
    Combined ...........        36,065
                               -------
    Net Income .........       $ 2,531
                               =======

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

3. INVESTMENTS

     The following is a summary of available-for-sale and held to maturity securities at December 31, 1999, 1998, and 1997:

AVAILABLE-FOR-SALE

                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                                         COST          GAINS         LOSSES         VALUE
                                                     -----------   ------------   ------------   -----------
                                                                         (IN THOUSANDS)
   U.S. Government and agency securities .........    $ 10,013        $    9         $    41      $  9,981
   Corporate and other debt securities ...........     119,243             3           3,549       115,697
   Mortgage-backed securities ....................     642,904           223          24,727       618,400
   Other securities ..............................      51,229            71           3,253        48,047
                                                      --------        ------         -------      --------
   Total at December 31, 1999 ....................    $823,389        $  306         $31,570      $792,125
                                                      ========        ======         =======      ========
   U.S. Government and agency securities .........    $ 13,701        $  167                      $ 13,868
   Corporate and other debt securities ...........     151,324           336           1,253       150,407
   Mortgage-backed securities ....................     495,138         4,040           1,426       497,752
   Other securities ..............................      59,991           912              17        60,886
                                                      --------        ------         -------      --------
   Total at December 31, 1998, restated ..........    $720,154        $5,455         $ 2,696      $722,913
                                                      ========        ======         =======      ========
   U.S. Government and agency securities .........    $ 82,400        $  370         $    87      $ 82,683
   Corporate and other debt securities ...........      38,102           500              69        38,533
   Mortgage-backed securities ....................     273,324         1,115           2,728       271,711
   Other securities ..............................       4,593            38                         4,631
                                                      --------        ------         -------      --------
   Total at December 31, 1997, restated ..........    $398,419        $2,023         $ 2,884      $397,558
                                                      ========        ======         =======      ========

HELD TO MATURITY

                                                                       GROSS          GROSS
                                                      AMORTIZED     UNREALIZED     UNREALIZED       MARKET
                                                         COST          GAINS         LOSSES         VALUE
                                                     -----------   ------------   ------------   -----------
                                                                         (IN THOUSANDS)
   U.S. Government and agency securities .........    $  1,999                       $    3       $  1,996
   Mortgage backed securities ....................     144,471                        7,889        136,582
   Other securities ..............................         805                                         805
                                                      --------        ------         ------       --------
   Total at December 31, 1999 ....................    $147,275                       $7,892       $139,383
                                                      ========        ======         ======       ========
   U.S. Government and agency securities .........    $  6,046        $   70                      $  6,116
   Mortgage-backed securities ....................       1,746                           16          1,730
   Other securities ..............................       8,526           233                         8,759
                                                      --------        ------                      --------
   Total at December 31, 1998, restated ..........    $ 16,318        $  303         $   16       $ 16,605
                                                      ========        ======         ======       ========
   U.S. Government and agency securities .........    $ 27,499        $  203         $   44       $ 27,658
   Mortgage-backed securities ....................     215,472         3,274            250        218,496
   Other securities ..............................       4,879           201                         5,080
                                                      --------        ------                      --------
   Total at December 31, 1997, restated ..........    $247,850        $3,678         $  294       $251,234
                                                      ========        ======         ======       ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

3. INVESTMENTS--(CONTINUED)

     The amortized cost and estimated market value of all investments held to maturity at December 31, 1999 by contractual maturity are shown below:

HELD TO MATURITY

                                                     WEIGHTED       AMORTIZED       MARKET
                                                   AVERAGE RATE        COST         VALUE
                                                  --------------   -----------   -----------
                                                                (IN THOUSANDS)
   Due in 1 year or less ......................          5.84%      $  2,179      $  2,176
   Due after 1 through 5 years ................          7.78%           475           475
   Due after 5 years through 10 years .........          6.38%           150           150
   Due after 10 years .........................          6.66%       144,471       136,582
                                                         ----       --------      --------
   Total at December 31, 1999 .................          6.65%      $147,275      $139,383
                                                         ====       ========      ========

     The amortized cost and estimated market value of all investments available-for-sale at December 31, 1999 by contractual maturity are shown below:

AVAILABLE-FOR-SALE

                                                     WEIGHTED       AMORTIZED       MARKET
                                                   AVERAGE RATE        COST         VALUE
                                                  --------------   -----------   -----------
                                                                (IN THOUSANDS)
   Due in 1 year or less ......................          4.84%      $  9,355      $  9,359
   Due after 1 through 5 years ................          5.38%        17,840        17,797
   Due after 5 years through 10 years .........          5.98%        51,096        49,845
   Due after 10 years .........................          5.75%       102,194        96,724
                                                         ----       --------      --------
                                                                    $180,485      $173,725
                                                         ----       --------      --------
   Mortgage-backed securities .................          6.71%       642,904       618,400
                                                         ----       --------      --------
   Total at December 31, 1999 .................          6.50%      $823,389      $792,125
                                                         ====       ========      ========

     Actual maturities may differ from those presented in the tables due to prepayments of the underlying assets or call features built into the investment.

     At December 31, 1999 and 1998 securities with a book value of approximately $507.6 million and $94.5 million, respectively, were pledged to collateralize Federal Home Loan Bank advances, repurchase agreements, public deposits and other items.

     Gross realized gains on securities available-for-sale amounted to $1.1 million, $3.7 million, and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Gross realized losses on securities available-for-sale amounted to $5,000, $31,000 and $220,000 for the years ending December 31, 1999, 1998 and 1997 respectively.

     No gross realized gains or losses on trading securities were recognized for the year ended December 31, 1999. Gross realized gains on trading securities amounted to $234,000 and $316,000 for the years ended December 31, 1998 and 1997, respectively. Gross realized losses on trading securities amounted to $737,000 and $22,000 for the years ended December 31, 1998 and 1997, respectively.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

4. LOANS RECEIVABLE--NET

     Loans receivable--net is summarized as follows:

                                                           DECEMBER 31,     DECEMBER 31,
                                                               1999             1998
                                                          --------------   -------------
                                                                             (RESTATED)
                                                                  (IN THOUSANDS)
   Residential mortgage ...............................     $  856,443      $1,150,250
   Commercial mortgage ................................        400,168         408,185
   Real estate construction ...........................        114,243         115,448
   Yacht loans ........................................        138,928
   Installment loans to individuals ...................        250,088         261,203
   Commercial and financial ...........................        122,695         131,185
                                                            ----------      ----------
     Total loans ......................................      1,882,565       2,066,271
                                                            ----------      ----------
   Discounts, premiums and deferred loan fees .........          3,148           3,627
   Undisbursed portion of loans-in-process ............        (40,979)        (45,559)
   Allowance for loan losses ..........................        (22,301)        (26,665)
                                                            ----------      ----------
   Loans receivable--net ..............................     $1,822,433      $1,997,674
                                                            ==========      ==========

5. NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES

     At December 31, 1999 and 1998, the Bank had $16.4 million and $15.0 million, respectively, in non-performing loans. Interest income not recognized on non-performing loans was $692,400, $779,000 and $1.2 million during the years ended December 31, 1999, 1998 and 1997, respectively.

     At December 31, 1999 and 1998, the recorded investment in loans that are considered to be impaired under SFAS No. 114 was $8.1 million and $4.7 million, respectively. The related allowance for loan losses for such loans was $1.4 million and $1.0 at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $4.9 million and $4.1 million, respectively. For the years ended December 31, 1999, 1998 and 1997, the Company recognized $498,700, $202,000 and $1.3 million, respectively, in interest income on impaired loans.

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

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

5. NON-PERFORMING LOANS AND ALLOWANCE FOR LOAN LOSSES--(CONTINUED)

     An analysis of changes in the allowance for loan losses is summarized as follows:

                                                              YEAR ENDED       YEAR ENDED
                                                             DECEMBER 31,     DECEMBER 31,
                                                                 1999             1998
                                                            --------------   -------------
                                                                               (RESTATED)
                                                                    (IN THOUSANDS)
   Beginning balance ....................................      $ 26,665        $  13,677
   Net change in allowance for the three months ended
    December 31, 1997, for pooled company ...............                           (885)
   Reserves acquired in connection with purchase business
    combination and branch purchases ....................                          1,211
   Provision for losses .................................         1,550           22,909
   Recoveries ...........................................         2,229              862
   Charge-offs ..........................................        (8,143)         (11,109)
                                                               --------        ---------
   Ending balance .......................................      $ 22,301        $  26,665
                                                               ========        =========

6. PROPERTY AND EQUIPMENT

     Property and equipment is summarized as follows:

                                                               DECEMBER 31,     DECEMBER 31,
                                                                   1999             1998
                                                              --------------   -------------
                                                                                 (RESTATED)
                                                                      (IN THOUSANDS)
   Land and buildings .....................................       $44,933         $43,019
   Furniture and equipment ................................        30,525          20,274
   Leasehold improvements .................................        10,758           7,984
                                                                  -------         -------
   Total ..................................................        86,216          71,277
   Less accumulated depreciation and amortization .........        20,867          17,936
                                                                  -------         -------
   Property and equipment-net .............................       $65,349         $53,341
                                                                  =======         =======

     Rent expense for the years ended December 31, 1999, 1998 and 1997 was $5.7 million, $3.8 million and $3.2 million, respectively, and is included in occupancy and equipment expense on the consolidated statements of operations.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

7. DEPOSITS

     Components of deposits were as follows:

                                              DECEMBER 31,     DECEMBER 31,
                                                  1999             1998
                                             --------------   -------------
                                                                (RESTATED)
                                                     (IN THOUSANDS)
   Non-interest bearing accounts .........     $  307,509      $  285,070
   NOW accounts ..........................        208,500         228,515
   Money market accounts .................        176,330         170,017
   Savings accounts ......................        296,561         360,384
   Certificate accounts ..................      1,076,036       1,324,374
                                               ----------      ----------
   Total .................................     $2,064,936      $2,368,360
                                               ==========      ==========

     The Bank incurred interest expense on deposits as follows:

                                  YEAR ENDED       YEAR ENDED       YEAR ENDED
                                 DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                     1999             1998             1997
                                --------------   --------------   -------------
                                                   (RESTATED)       (RESTATED)
                                                (IN THOUSANDS)
   NOW accounts ...............     $ 2,153          $ 2,633         $ 2,885
   Money market accounts ......       6,622            4,428           4,471
   Savings accounts ...........      11,080           12,380           8,483
   Certificate accounts .......      61,843           74,841          71,948
                                    -------          -------         -------
   Total ......................     $81,698          $94,282         $87,787
                                    =======          =======         =======

     The amounts and maturities of certificate accounts at December 31, 1999 are as follows:

                                  (IN THOUSANDS)
   Within 12 months ..........      $  829,541
   12 to 24 months ...........         163,277
   24 to 36 months ...........          34,730
   36 to 48 months ...........          34,676
   Over 48 months ............          13,812
                                    ----------
   Total .....................      $1,076,036
                                    ==========

     The amounts and scheduled maturities of certificate accounts in the amount of $100,000 or more at December 31, 1999 are as follows:

                                 (IN THOUSANDS)
   Within 3 months ..........       $ 55,679
   3 to 6 months ............         47,207
   6 to 12 months ...........         68,673
   Over 12 months ...........         46,739
                                    --------
   Total ....................       $218,298
                                    ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The following is a summary of securities sold under agreements to repurchase ("SSURA") for the years ended December 31, 1999 and 1998:

                                                                1999           1998
                                                           -------------   -----------
                                                                 (IN THOUSANDS)
   Amounts outstanding at end of year ..................     $ 248,521       $ 9,144
   Weighted average rate at end of year ................          5.81%         3.88%
   Maximum amount outstanding at any month end .........     $ 248,521       $29,394
   Approximate average outstanding during year .........     $  85,106       $11,391
   Approximate weighted average rate for year ..........          5.33%         4.43%

     Qualifying SSURA are treated as financings and the obligations to repurchase securities sold are reflected as a liability in the consolidated balance sheets. The dollar amount of the securities underlying the agreements remains in the asset accounts. All securities underlying agreements are held by independent safekeeping agents and all agreements are to repurchase the same securities.

     The following is a summary of amortized cost and fair value of securities collateralizing SSURA's, in addition to the amounts of and interest rate on the related borrowings:

                                                                      U.S. GOVERNMENT AGENCIES AND MBS
                                                                                 SECURITIES
                                                                  ----------------------------------------
                                                    WEIGHTED       AMORTIZED      MARKET        WEIGHTED
                                      SSURA       AVERAGE RATE        COST         VALUE      AVERAGE RATE
                                   -----------   --------------   -----------   ----------   -------------
                                                               (IN THOUSANDS)
   Up to 30 Days ...............    $  8,843            5.95%
   30 to 90 Days ...............      44,500            5.63%      $  1,501      $  1,500           4.87%
   90 Days to 1 Year ...........      95,178            5.87%         2,998         2,996           5.87%
   In excess of 1 Year .........     100,000            5.82%       241,541       232,064           6.86%
                                    --------            ----       --------      --------           ----
   Total .......................    $248,521            5.81%      $246,040      $236,560           6.84%
                                    ========             ====      ========      ========            ====

     Due to transaction activity in the overnight SSURA's the Bank was under-collateralized at December 31, 1999; however, additional investments have subsequently been pledged to match the corresponding liability obligations.

9. FHLB ADVANCES AND OTHER BORROWINGS

     The Bank has entered into an agreement with the Federal Home Loan Bank which enables the Bank to obtain advances that are collateralized by FHLB stock and residential mortgage loans. In accordance with the agreement, the Bank has pledged, as collateral, residential mortgage loans with principal balances of approximately $422.4 million and $388.9 million at December 31, 1999 and 1998, respectively. Mortgage-backed securities of $233.1 million and $57.4 million were pledged as collateral at December 31, 1999 and 1998, respectively. Based on the current pledged amount, the Bank's borrowing limit is approximately $638.8 million with a remaining borrowing capacity of $20.7 million at December 31, 1999. Subsequent to December 31, 1999, the Bank modified its agreement with the Federal Home Loan Bank to revise the collateral base to reflect a blanket lien on its residential mortgage loans. Availability under the credit facility is now limited to 75% of the Bank's qualifying residential mortgage loans and 97% of its qualifying mortgage-backed securities. The Bank also has the ability to draw on existing lines-of-credit with two commercial banks for an aggregate amount of

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

9. FHLB ADVANCES AND OTHER BORROWINGS--(CONTINUED)

$10.0 million. No amounts were drawn on these lines at December 31, 1999 and 1998. At December 31, 1999, outstanding advances from the Federal Home Loan Bank consisted of the following:

                        WEIGHTED       DECEMBER 31,
                      AVERAGE RATE         1999
                     --------------   -------------
                             (IN THOUSANDS)
   MATURE DURING:
   2000 ..........          5.09%        $204,789
   2001 ..........          5.46%          25,207
   2002 ..........          5.48%         150,000
   2003 ..........          6.54%             571
   2008 ..........          4.83%          75,000
   2009 ..........          4.98%         162,500
                            ----         --------
   Total .........          5.14%        $618,067
                            ====         ========

     During 2000 and each quarter thereafter, the FHLB has the option to convert $275.0 million in fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. During 2001 and each quarter thereafter, the FHLB has the option to convert $50.0 million of fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. During 2002 and each quarter thereafter, the FHLB has the option to convert $37.5 million of fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. During 2003 the FHLB has a one-time option to convert $25.0 million of fixed rate advances to three month LIBOR-based floating rate advances at the then current three month LIBOR. If the FHLB elects to convert the advances, then the Bank will have the option to terminate the advances without a prepayment fee.

     Notes payable, included in other borrowings, consists of capital notes of the Bank in the amount of $379,305 and $380,000 at December 31, 1999 and 1998, respectively, bearing interest at 9% per annum, payable semi-annually and a mortgage payable of $550,000 and $650,000 at December 31, 1999 and 1998, respectively, bearing interest at 10% per annum, principal and interest payable quarterly. The capital notes become due and payable on January 1, 2004 and are subordinate to existing and future indebtedness of the Bank. The mortgage is collateralized by Bank property and matures in April 2005.

10. SENIOR DEBENTURES

     On June 30, 1997, FPBB (a pooled company) issued $35.0 million of 10.35% Senior Debentures, maturing on June 30, 2002. Issuance costs related to the Senior Debentures were $1.2 million and are being amortized over the life of the debt using the interest method. As of December 31, 1999 the outstanding balance was $20.5 million, net of unamortized issuance costs, reflecting the retirement of $7.2 million and $6.5 million of the debentures during 1999 and 1998, respectively. The interest on the Senior Debentures is payable semi-annually in arrears on June 30 and December 31 of each year commencing December 31, 1997. The Senior Debentures may not be redeemed prior to maturity. The indenture entered into by FPBB in connection with the Senior Debentures includes certain covenants which, among other things, limit the disposition of voting stock of the Bank, limit the ability to become liable on certain forms of indebtedness, provide for consolidated net worth requirements, provide that the Company shall not allow the Bank to be classified as other than "Well Capitalized"

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

10. SENIOR DEBENTURES--(CONTINUED)

and restrict dividend or other distributions and stock repurchases. The net proceeds of the debenture issue were used for general corporate purposes.

11. SHAREHOLDERS' EQUITY

     The Company's ability to pay cash dividends on its Common Stock is limited to the amount of dividends it could receive from the Bank plus its own cash and cash equivalents, which amounted to $12.2 million at December 31, 1999. The amount of dividends the Bank is permitted to pay to the Company is restricted by regulation to 100% of its calendar year-to-date net income plus net profits for the preceding two years. With the approval of the Florida Department of Banking and Finance (the "Department") and the Federal Reserve, the Bank may declare a dividend from retained net profits which accrued prior to the preceding two years, but, first, 20% of the net profits for the preceding period, as is covered by the dividend, must be transferred to the surplus fund of the Bank until the fund is at least equal to the amount of the Bank's common stock then issued and outstanding. In addition, unless it receives Department and Federal Reserve approval, the Bank shall not declare any dividend if its net income from the current year, combined with the retained net income for the preceding two years, is a loss or if the dividend would cause the capital account of the Bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Department or a federal regulatory agency. The Bank paid $26.4 million and $7.7 million in dividends to the Company during the years ended December 31, 1999 and 1998, respectively.

     On November 3, 1999, the Board of Directors authorized the repurchase of up to 2.0 million shares of Republic Security Financial Corporation common stock. Of the shares authorized for repurchase, 1.05 million shares were repurchased during the fourth quarter of 1999. Subsequent to December 31, 1999, the Company repurchased an additional 190,000 shares of its common stock.

     On July 1, 1998, Unifirst (a pooled company) called 109,750 shares of Series A 7% Non-Cumulative Convertible Redeemable Preferred Stock, par value $.01 at a price of $7.25 per share. These Non-Cumulative Convertible Redeemable Preferred shares were converted into shares of common stock at the option of the Board of Directors immediately prior to the date of the transaction, as defined (sale or merger of the Bank).

     On March 9, 1998, RSFC called the 7% Cumulative Convertible Preferred Stock series C for redemption on April 30, 1998 ("Redemption Date"). The Series C Preferred Stock became payable and ceased to accrue dividends on the Redemption Date. Upon surrender of the Series C Preferred Stock certificate for redemption, the holder received the redemption price of $10.00 per share, or alternatively, received 1.55 shares of RSFC's Common Stock for each share of Series C Preferred Stock. In connection with the redemption approximately 1,463,347 shares of RSFC's Common Stock were issued.

     The Company operates a shareholder rights plan. Under the terms of the plan, preferred share purchase rights will be distributed as a dividend at the rate of one right for each share of Common Stock. Each right will entitle the holder to buy 1/100th of a share of Series B Junior Participating Preferred Stock at an exercise price of $18.00 per share. Each preferred share fraction will have voting and dividend rights equivalent to one common share. The rights become exercisable upon the occurrence of certain events as defined in the Shareholder Rights Plan and expire April 4, 2005.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION, OTHER INCENTIVE PLANS, PENSION AND
    OTHER POSTRETIREMENT BENEFIT PLANS

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

     Stock options under all plans are generally exercisable on a phased-in schedule over three years, depending upon the date of grant, and expire ten years from the grant date. The 3,105,495 outstanding options at December 31, 1999 represent options granted under all plans. At December 31, 1999, options to purchase 1,250,244 shares, with a weighted average exercise price of $5.91, were fully exercisable.

     A summary of the Company's stock option activity and related information for the years ended December 31, are as follows:

                                                                         TOTAL WEIGHTED
                                                       TOTAL NUMBER     AVERAGE EXERCISE
                                                        OF OPTIONS      PRICE PER SHARE
                                                      --------------   -----------------
   BALANCE DECEMBER 31, 1996, AS RESTATED .........      3,160,581           $ 2.61
   Granted ........................................      1,560,868             7.76
   Exercised(1) ...................................     (1,343,181)            2.25
   Expired ........................................        (16,414)            5.70
   Forfeited ......................................        (25,000)           10.38
                                                        ----------           ------
   BALANCE DECEMBER 31, 1997, AS RESTATED .........      3,336,854             5.10
   Granted ........................................      1,431,362             9.24
   Exercised(2) ...................................     (1,051,419)            4.09
   Expired ........................................        (67,104)            6.65
   Forfeited ......................................        (65,247)            9.47
                                                        ----------           ------
   BALANCE DECEMBER 31, 1998, AS RESTATED .........      3,584,446             4.21
   Granted ........................................      1,082,000             8.51
   Exercised(3) ...................................     (1,103,202)            5.39
   Forfeited ......................................       (457,749)            8.71
                                                        ----------           ------
   BALANCE DECEMBER 31, 1999 ......................      3,105,495           $ 7.65
                                                        ==========           ======

----------------
(1) Includes 23,780 options that were included in the shares issued in the conversion of a pooling of interest transaction.
(2) 210,538 options exercised in 1998 were limited rights options which converted to 83,644 shares issued.
(3) 62,910 options exercised in 1999 were exercised as limited rights and resulted in the issuance of 11,619 shares.

     The following schedule reflects the range of option prices and their related weighted average contractual maturities as of December 31, 1999:

   RANGE OF                    WEIGHTED AVERAGE REMAINING     TOTAL NUMBER
OPTION PRICES                       CONTRACTUAL LIFE           OF OPTIONS
---------------------------   ----------------------------   -------------
   $1.14 - $1.65 ..........            52 months                  49,350
   $2.08 - $3.33 ..........            46 months                 507,329
   $5.47 - $6.53 ..........            84 months                  87,025
   $8.25 - $10.38 .........           108 months               2,461,791

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION, OTHER INCENTIVE PLANS, PENSION AND
    OTHER POSTRETIREMENT BENEFIT PLANS--(CONTINUED)

     Activity associated with the Company's warrants is as follows:

   Exercise Price .................................   $    5.00
   Expiration Date ................................  11/01/2000
   BALANCE DECEMBER 31, 1996, AS RESTATED .........     137,680
                                                      ----------
   BALANCE DECEMBER 31, 1997, AS RESTATED .........     137,680
   Exercised ......................................     (27,536)
                                                      ----------
   BALANCE DECEMBER 31, 1998, AS RESTATED .........     110,144
                                                      ----------
   BALANCE DECEMBER 31, 1999 ......................     110,144
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

     On December 20, 1995, the Company awarded SARs to two executives and to its non-employee directors. The balance, activity, price and vesting/exercisable dates are as follows:

   Base Price ........................   $    5.75       $    8.00
   Vesting/Exercisable Date ..........  01/01/2003      01/01/2003
   BALANCE DECEMBER 31, 1996 .........     220,000         620,000
   Exercised .........................     (75,000)
                                        ----------      ----------
   BALANCE DECEMBER 31, 1997 .........     145,000         620,000
   Exercised .........................     (65,000)        (36,000)
                                         ----------      ----------
   BALANCE DECEMBER 31, 1998 .........      80,000         584,000
                                         ----------      ----------
   BALANCE DECEMBER 31, 1999 .........      80,000         584,000
                                         ==========      ==========

     On June 30, 1998, the Company renegotiated and postponed the initial vesting and exercisable dates for the SARS with the exercise price of $5.75 from January 1, 1997 to January 1, 2003, and from January 1, 1998 to January 1, 2003 for the SARS with the exercise price of $8.00. The Company incurred costs of $0.25 per SAR outstanding as of June 30, 1998, as compensation expense for the postponement of SARs vesting and exercise periods.

     All unexercised SARs expire on January 1, 2006. Compensation expense, equal to the difference in the market price of the Company's common stock and the base price of the SARs, is being recognized during the vesting period and is adjusted for changes in the market price. The Company recognized $625,000 and $1.9 million in compensation expense associated with SARs during the years ended December 31, 1998 and 1997, respectively. No compensation expense was recognized for SARs during the year ended December 31, 1999.

     The weighted average fair value of the 1.1 million options granted during the year ended December 31, 1999 is $3.72 per share.

     Had compensation for the Company's stock options been determined based on the fair value at the grant date, for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share for the years ended December 31, 1999, 1998 and 1997 would have reduced to the pro forma amounts indicated below:

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION, OTHER INCENTIVE PLANS, PENSION AND
    OTHER POSTRETIREMENT BENEFIT PLANS--(CONTINUED)

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998           1997
                                                  ----------   ------------   -----------
                                                                (RESTATED)     (RESTATED)
                                                              (IN THOUSANDS)
   NET (LOSS) INCOME APPLICABLE TO COMMON STOCK
   As reported ................................    $29,469      $ (10,456)      $12,607
   Pro Forma ..................................    $27,985      $ (11,599)      $11,394
   BASIC EARNINGS (LOSS) PER SHARE
   As reported ................................    $  0.58      $   (0.22)      $  0.25
   Pro Forma ..................................    $  0.55      $   (0.24)      $  0.25
   DILUTED EARNINGS (LOSS) PER SHARE
   As reported ................................    $  0.58      $   (0.22)      $  0.25
   Pro Forma ..................................    $  0.55      $   (0.24)      $  0.24

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

     The fair market value of options granted under the Company's stock option plans during the fiscal years ended December 31, 1999, 1998 and 1997 was estimated using the Binomial Option Pricing Model with the following assumptions used: dividend yield of 2.00% expected volatility of 34%, 57% and 29%, respectively, and a risk-free interest rate of 6.00% for expected lives of 10 years.

     EMPLOYEE STOCK OWNERSHIP PLAN--FPBB (a pooled company) established an Employee Stock Ownership Plan ("ESOP") for eligible employees in connection with the conversion of First Federal Savings and Loan of the Palm Beaches from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan association ("Conversion"). The ESOP borrowed $4.2 million from FPBB and purchased 1.8 million common shares issued in the Conversion. All shares were allocated as of December 31, 1999 and 1998. The ESOP allocated shares to participants based on the ESOP debt reduction during the corresponding period. Compensation expense is recognized for the fair value of shares allocated to participants. During 1998, the dividends on these unallocated shares were used to repay the ESOP debt. FPBB has made scheduled discretionary cash contributions to the ESOP and as of December 31, 1998, there was no outstanding loan between the Company and the plan, and all outstanding shares were allocated. The plan was terminated on August 31, 1999. In accordance with generally accepted accounting principles, the unallocated common stock held by the ESOP is shown as a reduction of shareholders' equity. During the fiscal years ended December 31, 1998 and 1997, ESOP expenses were $2.8 million and $1.5 million, respectively, which is included in employee compensation and benefits on the accompanying statement of operations.

     RECOGNITION AND RETENTION PLANS--FPBB (a pooled company) established two Recognition and Retention Plans ("RRPs") which purchased in the aggregate 887,450 shares of common stock in the Conversion. FPBB contributed $2.1 million to fund the purchase of the RRP shares. Awards generally vest in three annual installments commencing on the first anniversary date of the effective date of the awards. The aggregate purchase price of these shares is amortized as compensation expense as

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION, OTHER INCENTIVE PLANS, PENSION AND
    OTHER POSTRETIREMENT BENEFIT PLANS--(CONTINUED)

participants become vested. The unamortized cost, which is comparable to deferred compensation, is reflected as a reduction of shareholder's equity. RRP expense totaled $154,000 and $44,000 for the years ended December 31, 1998 and 1997, respectively. No RRP expense was incurred during the year ended December 31, 1999 and all shares were vested and distributed in 1999.

     The Bank has a non-qualified unfunded retirement plan for three present executives and one former executive of the Bank. Pension costs, consisting of service costs and interest costs, amounted to approximately $180,000, $108,000 and $148,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The retirement benefit to the employees will range between 30% to 75% of his or her average base salary for the last three years of employment and will commence no earlier than age 55 nor later than age 62. A discount rate of 8% and 7% at December 31, 1999 and 1998, respectively, and a rate of compensation increase of 4% is used to measure the projected benefit obligation. The net pension liability (all vested) at December 31, 1999 and 1998 was approximately $1,052,000 and $698,000, respectively.

     The Company established a non-qualified unfunded directors retirement plan in February 1997. Fourteen (14) directors of the Company currently participate in the Plan. Benefit costs associated with the Plan amounted to approximately $188,000, $163,000 and $42,000 for the years ended December 31, 1999, 1998 and
1997, respectively. The annual retirement benefit for the directors will be 5% times the director's years of service (including service on a predecessor Board), with a maximum of 75% of the final fees paid in the calendar year of the director's termination of service for a duration of 180 months.

     The Bank established a 401(k) plan covering substantially all employees. The employer contribution to the 401(k) plan is determined annually by the Board of Directors and is based upon the percentage of employee's salaries contributed. Expense under the plan for the years ended December 31, 1999, 1998 and 1997 amounted to $429,000, $388,000 and $355,000, respectively.

     PENSION PLAN--Substantially all FPBB employees participated in FPBB's funded qualified defined benefit pension plan (the "Plan"). The Plan was terminated and the Company recognized $750,000 in gain in 1999 on the termination of the Plan. The Company recognized no expense related to the Plan in 1999. In addition, the Company allocated $250,000 from the Plan to the 401(k) plan. The Company recognized pension expense related to the plan of ($22,000) and $377,000 for the years ended December 31, 1998 and 1997.

     EMPLOYMENT AGREEMENTS--The Company and the Bank or the Bank alone have entered into employment agreements with 9 executives. These agreements have three, two or one year terms, and provide for payment to the officers of salary, bonus and benefits upon involuntary, and in certain circumstances voluntary, termination of employment. Four of the agreements also provide for payments following a change of control of the Company of the Bank. Nine officers of the Bank, including the four whose employment agreements do not include change of control provisions, have entered into change of control agreements with the Bank, which generally provide for severance in the amount of two years' salary and bonus, and continued benefits, in the event of a change of control which provide for severance arrangements in the event of involuntary termination from a change in control (as defined) of the Company.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

12. STOCK OPTION, OTHER INCENTIVE PLANS, PENSION AND
    OTHER POSTRETIREMENT BENEFIT PLANS--(CONTINUED)

     Four officers of FNEF have one year employment agreements with FNEF which are substantially similar to the employment agreements described above. These agreements also provide for payments following a change of control of FNEF.

13. CAPITAL COMPLIANCE

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 1999, the Company and the Bank exceeded all capital adequacy requirements to which it is subject.

     As of December 31, 1999, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no actual conditions or events since that notification that management believes have changed the Bank's category.

     The following table shows the actual capital amounts and ratios of the Bank, minimum capital requirements and well capitalized requirements:

                                                                         MINIMUM FOR           MINIMUM FOR
                                                    ACTUAL            CAPITAL ADEQUACY        WELL CAPITALIZED
                                             ---------------------   -------------------   ---------------------
                                                AMOUNT     RATIO        AMOUNT    RATIO       AMOUNT     RATIO
                                             ----------- ---------   ----------- -------   ----------- ---------
                                                                   (DOLLARS IN THOUSANDS)
   AS OF DECEMBER 31, 1999:
    Total risk based capital ...............  $222,927      11.9%     $150,108    8.0%      $187,635      10.0%
    Tier 1 risk based capital ..............  $200,247      10.7%     $ 75,054    4.0%      $112,581       6.0%
    Leverage capital .......................  $200,247       6.6%     $121,701    4.0%      $152,126       5.0%
   AS OF DECEMBER 31, 1998, AS RESTATED:
    Total risk based capital ...............  $224,779      12.1%     $148,051    8.0%      $185,063      10.0%
    Tier 1 risk based capital ..............  $201,386      10.9%     $ 74,025    4.0%      $111,038       6.0%
    Leverage capital .......................  $201,386       6.8%     $118,045    4.0%      $147,557       5.0%

14. COMMITMENTS AND CONTINGENCIES

     The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments primarily include commitments to extend credit.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

14. COMMITMENTS AND CONTINGENCIES--(CONTINUED)

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The total commitment amounts do not necessarily represent future cash requirements as some commitments expire without being drawn upon. The Bank evaluates each customer's creditworthiness on a case by case basis. The amount of collateral obtained, if deemed necessary by the Bank, upon extension of credit is based on management's credit evaluation of the counter party.

     At December 31, 1999, the Bank had adjustable rate commitments to extend credit and standby letters of credit of approximately $265.9 million excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines-of-credit secured by commercial real estate or other business assets and one-to-four family residential properties.

     The Company and its subsidiaries have entered into noncancellable operating leases with future minimum lease payments of the following:

                            (IN THOUSANDS)
   2000 ................       $ 5,497
   2001 ................         4,694
   2002 ................         4,007
   2003 ................         3,434
   2004 ................         2,868
   Thereafter ..........        10,564
                               -------
                               $31,064
                               =======

     Certain leases contain provisions for renewal and for rents to adjust with the consumer price index. In addition, the Company subleases portions of the leased space. Future minimum lease payments to be received by the Company amounts to $245,000, $104,000 and $90,000 in 2000, 2001 and 2002, respectively.

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

15. RELATED PARTY TRANSACTIONS

     Loans to directors, officers and associates of such persons totaled approximately $2.1 million and $3.5 million at December 31, 1999 and 1998, respectively.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

16. INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

                                                                         DECEMBER 31,     DECEMBER 31,
                                                                             1999             1998
                                                                        --------------   -------------
                                                                                           (RESTATED)
                                                                                (IN THOUSANDS)
   DEFERRED TAX ASSETS:
   Net operating loss carry forward .................................      $   416          $  955
   Loan loss provision ..............................................        7,055           7,600
   Deferred compensation ............................................          406             554
   OREO expenses ....................................................          164             380
   Retirement plan ..................................................          106             103
   Mark-to-market adjustments securities available-for-sale .........       11,505
   Tax credits ......................................................          100             100
   Other ............................................................           68               1
                                                                           -------          ------
                                                                            19,820           9,693
   Valuation allowance ..............................................         (813)           (813)
                                                                           -------          ------
   Deferred tax assets, net of allowance ............................       19,007           8,880
                                                                           -------          ------
   DEFERRED TAX LIABILITIES:
   Deferred loan fees ...............................................          172             721
   FHLB Stock dividends .............................................          341             332
   Mark-to-market adjustments securities available-for-sale .........                        1,038
   Fixed assets .....................................................        1,715           1,877
   Mortgage servicing ...............................................                          293
   Other ............................................................            7             203
                                                                           -------          ------
   Total ............................................................        2,235           4,464
                                                                           -------          ------
   Net deferred tax asset ...........................................      $16,772          $4,416
                                                                           =======          ======

     Significant components of the provision for income taxes for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------
                                                     1999          1998           1997
                                                  ----------   ------------   -----------
                                                                (RESTATED)     (RESTATED)
                                                              (IN THOUSANDS)
   CURRENT EXPENSE:
    Federal ...................................    $13,840       $  1,701        $2,533
    State .....................................      1,877            196           272
                                                   -------       --------        ------
                                                    15,717          1,897         2,805
                                                   -------       --------        ------
   DEFERRED EXPENSE (BENEFIT):
    Federal ...................................      1,125         (4,141)        4,002
    State .....................................        187           (448)          715
                                                   -------       --------        ------
                                                     1,312         (4,589)        4,717
                                                   -------       --------        ------
   TOTAL INCOME TAX EXPENSE (BENEFIT) .........    $17,029       $ (2,692)       $7,522
                                                   =======       ========        ======

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

16. INCOME TAXES--(CONTINUED)

     A reconciliation of income tax expense (benefit) with the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes for the year ended December 31, 1999 and 34% to (loss) income before income taxes for the years ended December 31, 1998 and 1997 is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                  1999          1998           1997
                                                               ----------   ------------   -----------
                                                                             (RESTATED)     (RESTATED)
                                                                           (IN THOUSANDS)
   Income tax expense (benefit) at federal rate ............    $16,274       $ (4,471)     $  6,844
   DIFFERENCES RESULTING FROM:
    State income taxes, net of federal tax benefit .........      1,349           (312)          660
    Change in valuation allowance ..........................                                  (1,277)
    Merger expenses ........................................                     1,929         1,029
    Amortization of goodwill ...............................        340            272           258
    Amortization of ESOP ...................................                       557
    Tax exempt interest income .............................       (679)          (633)         (102)
    Corporate owned life insurance .........................       (252)             2            --
    Other, net .............................................         (3)           (36)          110
                                                                -------       --------      --------
   Income tax expense (benefit) ............................    $17,029       $ (2,692)     $  7,522
                                                                =======       ========      ========

     As of December 31, 1999, the Company had net operating loss carryforwards, acquired in connection with mergers, of approximately $1.1 million for income tax purposes if not utilized, expire in various years from 2003 through 2013. As a result of the ownership changes, the utilization of these net operating loss carryforwards is limited annually to specified amounts determined in accordance with the Internal Revenue Code. At December 31, 1999, a valuation allowance of approximately $813,000 is recorded primarily to offset the deferred tax assets related to the net operating loss carry forwards resulting from the Governors Bank merger. If realized, the tax benefit for these operating loss carry forwards will be applied to reduce goodwill related to this merger.

     In accordance with SFAS 109, "Accounting for Income Taxes," a deferred tax liability is not recognized for the tax bad debt reserves of thrift institutions that arose in tax years beginning prior to December 31, 1987. At December 31, 1999, the portion of such tax bad debt reserves was approximately $19.5 million. The amount of unrecognized deferred tax liability related to these pre-1998 tax loan loss reserves at December 31, 1999, was approximately $7.3 million. This deferred tax liability could be recognized if the bad debt reserve is used for any purpose other than absorbing bad debt losses.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

17. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------
                                                                        1999          1998           1997
                                                                     ----------   ------------   -----------
                                                                                   (RESTATED)     (RESTATED)
                                                                      (IN THOUSANDS EXCEPT PER SHARE DATA)
   NUMERATOR:
   Net income (loss) .............................................    $29,469      $ (10,456)      $12,607
   Preferred stock dividends .....................................                      (229)         (764)
                                                                      -------      ---------       -------
   Numerator for basic earnings per share--income (loss)
    applicable to common stock ...................................     29,469        (10,685)       11,843
                                                                      -------      ---------       -------
   Numerator for diluted earnings per share--income (loss)
    applicable to common stock after assumed conversions .........    $29,469      $ (10,685)      $11,843
                                                                      =======      =========       =======
   DENOMINATOR:
   Denominator for basic earnings per share--
    weighted-average shares ......................................     50,469         48,807        46,489
   Effect of dilutive securities:
    Employee stock options .......................................        578                        1,658
                                                                      -------      ---------       -------
   Dilutive potential common shares ..............................        578             --         1,658
                                                                      -------      ---------       -------
   Denominator for diluted earnings per share--adjusted
    weighted--average shares and assumed conversions .............     51,047         48,807        48,147
                                                                      =======      =========       =======
   Basic earnings (loss) per share ...............................    $  0.58      $   (0.22)      $  0.25
   Diluted earnings (loss) per share .............................    $  0.58      $   (0.22)      $  0.25

     At December 31, 1999, 1,584,791 stock options and warrants were outstanding that could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share for the year ended December 31, 1999 (See Note 12). The effect of these shares is antidilutive to diluted earnings per share for the year ended December 31, 1999.

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION

STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                 1999          1998
                                                             -----------   -----------
                                                                            (RESTATED)
                                                                  (IN THOUSANDS)
   ASSETS:
   Investments in and advances to subsidiaries ...........    $ 200,825     $217,122
   Cash and cash equivalents .............................       12,160        8,950
   Investments available-for-sale ........................        4,036        4,799
   Property and equipment, net ...........................        2,993        2,809
   Other assets ..........................................        2,614        4,505
                                                              ---------     --------
   Total .................................................    $ 222,628     $238,185
                                                              =========     ========
   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Accounts payable and accrued expenses .................    $   1,435     $  2,689
   Senior Debentures, net of issuance costs ..............       20,531       27,518
   Shareholders' Equity:
   Common stock ..........................................          508          497
   Treasury stock ........................................          (11)
   Additional paid-in-capital ............................      124,931      128,044
   Retained earnings .....................................       94,934       77,732
   Accumulated other comprehensive (loss) income .........      (19,700)       1,705
                                                              ---------     --------
   Total shareholders' equity ............................      200,662      207,978
                                                              ---------     --------
   Total .................................................    $ 222,628     $238,185
                                                              =========     ========

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

STATEMENTS OF OPERATIONS

                                                                                 YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                            1999          1998           1997
                                                                         ----------   ------------   -----------
                                                                                       (RESTATED)     (RESTATED)
                                                                                     (IN THOUSANDS)
   INCOME:
   Dividends from subsidiary .........................................    $26,388      $   7,703       $ 6,138
   Interest ..........................................................        736            898           855
   Other .............................................................      1,130            576           424
                                                                          -------      ---------       -------
   Total .............................................................     28,254          9,177         7,417
                                                                          -------      ---------       -------
   EXPENSES:
   Interest ..........................................................      3,119          3,716           967
   General and administrative ........................................      1,153          1,455           854
   Merger expenses ...................................................                       404            98
                                                                          -------      ---------       -------
   Total .............................................................      4,272          5,575         1,919
                                                                          -------      ---------       -------
   Income before equity in net earnings (loss) of subsidiary and
    income tax expense (benefit) .....................................     23,982          3,602         5,498
   Income tax (benefit) expense ......................................       (875)        (1,468)         (222)
                                                                          -------      ---------       -------
   Income before equity in net earnings (loss) of subsidiary .........     24,857          5,070         5,720
   Equity in net earnings (loss) of subsidiary .......................      4,612        (15,526)        6,887
                                                                          -------      ---------       -------
   Net income (loss) .................................................    $29,469      $ (10,456)      $12,607
                                                                          =======      =========       =======

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

18. PARENT COMPANY FINANCIAL INFORMATION--(CONTINUED)

STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------
                                                                       1999           1998           1997
                                                                   ------------   ------------   -----------
                                                                                   (RESTATED)     (RESTATED)
                                                                                (IN THOUSANDS)
   Net cash provided by (used in) operating activities .........    $  23,199      $  (2,592)     $   5,913
   Additional investment in subsidiary .........................                                    (26,339)
   Decrease in receivable from Bank ............................        1,555          5,040          1,510
   Principal payment received on ESOP loan .....................                         748            814
   Proceeds from sale of investments
    available-for-sale .........................................        1,000          7,728             --
   Purchase of investment available-for-sale ...................                     (12,077)          (500)
   Other .......................................................                                         (2)
                                                                    ---------      ---------      ---------
   Net cash provided by (used in) investing activities .........        2,555          1,439        (24,517)
                                                                    ---------      ---------      ---------
   Financing Activities:
   Cash dividends--common and preferred ........................      (12,267)        (9,619)        (8,896)
   Proceeds of senior debentures-net of issuance cost ..........                                     33,778
   Purchase of senior debentures ...............................       (7,185)        (6,500)            --
   Purchase of Treasury Stock at cost ..........................       (8,737)            --         (2,668)
   Other, net ..................................................        5,645          4,172          3,295
                                                                    ---------      ---------      ---------
   Net cash (used in) provided by financing activities .........      (22,544)       (11,947)        25,509
                                                                    ---------      ---------      ---------
   Increase (decrease) in cash and cash equivalents ............        3,210        (13,100)         6,905
   Net adjustment to reconcile for different year ends of
    pooled companies (See Note 2) ..............................                       3,179             --
                                                                    ---------      ---------      ---------
   Cash and cash equivalents at beginning of year ..............        8,950         18,871         11,966
                                                                    ---------      ---------      ---------
   Cash and cash equivalents at end of year ....................    $  12,160      $   8,950      $  18,871
                                                                    =========      =========      =========

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

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

19. FAIR VALUES OF FINANCIAL INSTRUMENTS--(CONTINUED)

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

     OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Company's loan commitments are based on estimated market prices of comparable instruments taking into account the remaining terms of the agreements and the counter parties' credit standing. The aggregate fair value of loan commitments is not material.

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

           REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

19. FAIR VALUES OF FINANCIAL INSTRUMENTS--(CONTINUED)

     The estimated fair values of the Company's financial instruments at December 31 are as follows:

                                                              1999                           1998
                                                  ----------------------------   ----------------------------
                                                    CARRYING          FAIR         CARRYING          FAIR
                                                     AMOUNT          VALUE          AMOUNT          VALUE
                                                  ------------   -------------   ------------   -------------
                                                                                          (RESTATED)
                                                                        (IN THOUSANDS)
   FINANCIAL ASSETS:
   Cash and cash equivalents ..................   $  117,850      $  117,850     $  181,141      $  181,141
   Investments available-for-sale .............      792,125         792,125        722,913         722,913
   Investments held to maturity ...............      147,275         139,383         16,318          16,605
   Loans receivable--net ......................    1,822,433       1,797,092      1,997,674       1,991,510
   Loans held for sale ........................       62,000          62,000         16,000          16,272
   Federal Home Loan Bank Stock ...............       34,821          34,821         23,754          23,754

   FINANCIAL LIABILITIES:
   Deposits ...................................   $2,064,936      $1,993,553     $2,368,360      $2,288,720
   FHLB advances and other borrowings .........      618,996         466,073        410,368         344,316
   Securities sold under agreements to
   repurchase .................................      248,521         248,521          9,144           9,144
   Senior debentures ..........................       20,531          21,288         27,518          28,894
   Bank drafts payable ........................       11,208          11,208         27,706          27,706

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Republic Security Financial Corporation

     We have audited the consolidated statements of financial condition of Republic Security Financial Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Unifirst Federal Savings Bank which was acquired by Republic Security Financial Corporation in 1998 and accounted for under the pooling-of-interests method (see Note 2), which statements reflect total revenues constituting 5.03% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Unifirst Federal Savings Bank, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1997, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Republic Security Financial Corporation and subsidiaries at December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                        Ernst & Young LLP

West Palm Beach, Florida
February 11, 2000

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Unifirst Federal Savings Bank

     We have audited the consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997 of Unifirst Federal Savings Bank and subsidiaries. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the result of operations and cash flows for the year ended December 31, 1997 of Unifirst Federal Savings Bank and subsidiaries, in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

October 29, 1997
Ft. Lauderdale, Florida

                             REPORT OF MANAGEMENT

December 31, 1999

FINANCIAL STATEMENTS

     Republic Security Bank, (the "Bank"), a wholly owned subsidiary of Republic Security Financial Corporation, is responsible for the preparation, integrity and fair presentation of its published financial statements included in the consolidated financial statements of Republic Security Financial Corporation as of December 31, 1999, and for the year then ended. The financial statements of the Bank, which are included in the consolidated financial statements of Republic Security Financial Corporation, have been prepared in accordance with accounting principles generally accepted in the United States and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and the Federal Financial Institutions Examination Council instructions for Consolidated Reports of Condition and Income (call report instructions). The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of any internal control including the possibility of human error and circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statements preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Bank's internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes Republic Security Bank maintained effective internal control over financial reporting presented in conformity with accounting principles generally accepted in the United States and call report instructions as of December 31, 1999.

/s/ RUDY E. SCHUPP
---------------------------------------------------------------
    Rudy E. Schupp
    Chairman, President and Chief Executive Officer

/s/ RICHARD J. HASKINS
---------------------------------------------------------------
    Richard J. Haskins
    Senior Executive Vice President and Chief Financial Officer

/s/ CARLA H. POLLARD
---------------------------------------------------------------
    Carla H. Pollard
    Senior Vice President and Controller

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information relating to directors and executive officers of the Company appears in the Company's definitive Proxy Statement, which was filed with the SEC in connection with the Annual Meeting of Shareholders (the "Proxy Statement"), to be held on April 26, 2000, at pages 5 through 7 under the heading "The Directors Standing For Election Are" and pages 10 through 11 under the heading "Who Are the Company's and Bank's Executive Officers" and is incorporated herein by reference.

     Information relating to the filing of reports required under Section 16(a) of the Exchange Act by directors, executive officers and 1090 beneficial owners of the Company's common stock appears in the Company's Proxy Statement at page 21 under the heading "Compliance with Section 16(a) of the Exchange Act" and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information relating to executive compensation appears in the Proxy Statement at pages 13 through 19 under the headings "Employment Agreements" through "Supplemental Executive Retirement Plan" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The information relating to security ownership of certain beneficial owners and management appears in the Proxy Statement at pages 3 through 4 under the heading "Stock Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information relating to certain relationships and related transactions appears in the Proxy Statement at page 9 under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(A) DOCUMENTS FILED AS A PART OF THE REPORT:

   (1) FINANCIAL STATEMENTS:

                                                                        PAGE
                                                                       -----
     Consolidated Statements of Financial Condition
       for the years ended December 31, 1999 and 1998. ...............   53
     Consolidated Statements of Operations
       for the years ended December 31, 1999, 1998 and 1997. .........   54
     Consolidated Statements of Comprehensive Income
       for the years ended December 31, 1999, 1998 and 1997. .........   55
     Consolidated Statements of Shareholders' Equity
       for the years ended December 31, 1999, 1998 and 1997 ..........   56
     Consolidated Statements of Cash Flows
       for the years ended December 31, 1999, 1998 and 1997. .........   57
     Notes to Consolidated Financial Statements ......................   59

   (2) FINANCIAL STATEMENT SCHEDULES:

       All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

   (3)  EXHIBITS:

       The following is a list of all exhibits filed as a part of this Report:

   EXHIBIT     DESCRIPTION OF DOCUMENT
------------   -----------------------------------------------------------------------------------------------
 3.1(a)        Articles of Incorporation of the Company (incorporated by reference to the Exhibits to
               Form S-1 Registration Statement initially filed August 7, 1985, Registration No. 2-99505)
 3.1(b)        Amendment to Articles of Incorporation of the Company (incorporated by reference to the
               Exhibits to Form S-4 Registration Statement initially filed July 14, 1998, Registration No.
               333-59059)
 3.2(a)        Bylaws of the Company (incorporated by reference to the Exhibits to Form S-1 Registration
               Statement initially filed August 7, 1985 , File No. 2-99505)
 3.2(b)        Amendments to Bylaws of the Company (incorporated by reference to Exhibit 3.2(b) to the
               Company's Form 10-K filed on March 25, 1999)
 3.2(c)        Amendments to Bylaws of the Company (filed herewith)
 4.1           Form of Common Stock Certificate of the Company (incorporated by reference to the
               Exhibits to Form S-1 Registration Statement initially filed August 7, 1985 , File No. 2-99505)
 4.2           Rights Agreement by and between the Company and IBJ Schroder Bank and Trust Company
               (incorporated by reference to Form 8-A filed on April 23, 1995, File No. 000-14671)
 4.3           Indenture dated as of June 30, 1997 by and between First Palm Beach Bancorp, Inc. and The
               Bank of New York, as Trustee, relating to the Company's 10.35% Senior Debentures due
               June 30, 2002 (incorporated by reference to the Exhibits to Form S-4 Registration Statement filed by First Palm Beach Bancorp, Inc. on September 11, 1997, Registration No. 333-35431)

 EXHIBIT    DESCRIPTION OF DOCUMENT
---------   --------------------------------------------------------------------------------------------
 4.4        Supplemental Indenture dated as of October 29, 1998 by and among the Company, First Palm
            Beach Bancorp, Inc. and The Bank of New York, as Trustee, relating to the Company's
            10.35% Senior Debentures due June 30, 2002 (incorporated by reference to Exhibits to
            Form 8-K filed on November 2, 1998, File No. 000-14671)
 4.5        Form of 10.35% Senior Debenture Due June 30, 2002 (included in the Indenture filed as
            Exhibit 4.2 hereto)
 4.6        Form of Series B 10.35% Senior Debenture due June 30, 2002 (incorporated by reference to
            Exhibit 4.5 to Form 10-K filed by First Palm Beach Bancorp, Inc. for the fiscal year ended
            September 30, 1997, File No. 0-21942)
10.1        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Rudy E. Schupp dated as of January 1, 1999 (incorporated by reference to
            Exhibit 10.1 to the Company's Form 10-K filed March 25, 1999)
10.2        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Richard J. Haskins dated as of November 17, 1999 (filed herewith)
10.3        Employment Agreement among the Company, Republic Security Bank and R. Michael
            Strickland dated as of February 16, 1999 (incorporated by reference to Exhibit 10.3 to the
            Company's Form 10-K filed March 25, 1999 )
10.4        Employment Agreement among the Company, Republic Security Bank and Louis J. Dunham
            dated as of February 26, 1999 (incorporated by reference to Exhibit 10.4 to the Company's
            Form 10-K filed March 25, 1999 )
10.5        Form of Employment Agreement between Republic Security Bank and each of Roger Savage and John G. Primeau (incorporated by reference to Exhibit 10.5 to the Company's
            Form 10-K filed March 25, 1999 )
10.6        Employment Agreement between Republic Security Bank and Bruce Keir (incorporated by reference to Form S-4 Registration Statement initially filed on April 9, 1997, Registration
            No. 333-24821)
10.7        Employment Agreement between Republic Security Bank and Richard Kuci, Jr.
            (incorporated by reference to Form S-4 Registration Statement initially filed on
            September 30, 1997, Registration No. 333-36717)
10.8        Employment Agreement between Republic Security Bank and Thomas Tribby dated as of
            July 15, 1997 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed
            March 25, 1999 )
10.9        Employment Agreement among the Company, Republic Security Bank and Carla H. Pollard
            (filed herewith)
10.10       Employment Agreement among the Company, Republic Security Bank and W. Andrew
            Kirkman (filed herewith)
10.11       Employment Agreement among Republic Security Bank and Eduardo Godoy (filed herewith)
10.12       Form of Employment Agreement among the Company, RS Maritime Corporation and each of David Blancett, Anthony DiPinto, Bernard J. Kiley and Fred Roman (filed herewith)
10.13       Form of Change of Control Agreement by and among the Company, Republic Security Bank and each of Alissa E. Ballot, Brenda Dolan, Bruce Keir, W. Andrew Kirkman, John G.
            Primeau, Roger Savage, Joan Schimelman, and Thomas Tribby (incorporated by reference to
            Exhibit 10.9 to the Company's Form 10-K filed March 25, 1999)
10.14       Consulting Agreement between Republic Security Bank and Carol Owen (incorporated by reference to Form S-4 Registration Statement initially filed on April 9, 1997, Registration
            No. 333-24821)

 EXHIBIT    DESCRIPTION OF DOCUMENT
---------   ----------------------------------------------------------------------------------------------
10.15       Form of Amended and Restated Supplemental Retirement Plan Agreement dated as of
            July 1, 1997 by and between Republic Security Bank and each of Rudy E. Schupp and
            Richard J. Haskins (incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed March 25, 1999)
10.16       Supplemental Retirement Plan Agreement dated as of January 1, 1996 between Republic
            Security Bank and Roger Savage (incorporated by reference to Exhibit 10.12 to the
            Company's Form 10-K filed March 25, 1999)
10.17       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Rudy E. Schupp (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed March 25, 1999)
10.18       Amended and Restated Stock Appreciation Rights Agreement dated as of June 24, 1998 by and between the Company and Richard J. Haskins (incorporated by reference to Exhibit
            10.14 to the Company's Form 10-K filed March 25, 1999 )
10.19       Form of Amended and Restated Stock Appreciation Rights Agreement dated as of June 24,
            1998 by and between the Company and each of Gearl Gore, Lennart Lindahl, Jr., Richard
            Rathke, William Spitznagel, Dr. Bruce Wiita, and William Wolfson (incorporated by reference to Exhibit 10.15 to the Company's Form 10-K filed March 25, 1999)
10.20       Republic Security Financial Corporation 1997 Performance Incentive Plan, as amended
            (incorporated by reference to to the Exhibits to Form S-4 Registration Statement initially filed July 14, 1998, Registration No. 333-59059)
10.21       Amendment No. 1 to the Republic Security Financial Corporation 1997 Performance
            Incentive Plan, as amended (incorporated by reference to Exhibit 10.17 to the Company's
            Form 10-K filed March 25, 1999)
10.22       Amendment No. 2 to the Republic Security Financial Corporation 1997 Performance
            Incentive Plan, as amended (incorporated by reference to Appendix A to the proxy statement dated March 25, 1999 with respect to the Company's 1999 Annual Meeting)
10.23       Form of Directors Retirement Agreement between Republic Security Bank and each of
            Paula Berliner, Thomas F. Carney, Joseph D. Cesarotti, Mary Anna Fowler, H. Gearl Gore,
            Eugene W. Hughes, Thomas J. Langan, Jr., Lennart E. Lindahl, Jr., Mary A. McCarty, Carol
            R. Owen, Richard C. Rathke, William F. Spitznagel, Bruce E. Wiita and William Wolfson
            (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed March 25,
            1999)
10.24       Director Endorsement Method Split Dollar Plan Agreement between Northside Bank of
            Tampa and Johnny Adcock (filed herewith)
10.25       Director Indexed Fee Continuation Plan Agreement between Northside Bank of Tampa and
            Johnny Adcock (filed herewith)
11          Statement re: Computation of per share earnings
21          Subsidiaries of Republic Security Financial Corporation
23          Consent of Ernst & Young LLP
27          Financial Data Schedule

(B) REPORTS ON FORM 8-K

     There were no Current Reports on Form 8-K filed during the last quarter of the year ending December 31, 1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 REPUBLIC SECURITY FINANCIAL CORPORATION

                                 BY: /s/ RUDY E. SCHUPP
                                 -----------------------------------------------
                                         Rudy E. Schupp
                                         Chairman of the Board, President
                                         and Chief Executive Officer

                                 BY: /s/ RICHARD J. HASKINS
                                 -----------------------------------------------
                                         Richard J. Haskins
                                         Senior Executive Vice President,
                                         Chief Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              SIGNATURES                TITLE              DATE
              ----------                -----              ----
/s/       JOHNNY R. ADCOCK              Director     March 20, 2000
-------------------------------------
          Johnny R. Adcock

/s/        PAULA BERLINER               Director     March 20, 2000
-------------------------------------
           Paula Berliner

/s/       THOMAS F. CARNEY              Director     March 20, 2000
-------------------------------------
          Thomas F. Carney

/s/    JOSEPH D. CESAROTTI, SR.         Director     March 20, 2000
-------------------------------------
       Joseph D. Cesarotti, Sr.

/s/       MARY ANNA FOWLER              Director     March 20, 2000
-------------------------------------
          Mary Anna Fowler

/s/         H. GEARL GORE               Director     March 20, 2000
-------------------------------------
            H. Gearl Gore

/s/        FRED A. GREENE               Director     March 20, 2000
-------------------------------------
           Fred A. Greene

/s/       R. RANDY GUEMPLE              Director     March 20, 2000
-------------------------------------
          R. Randy Guemple

            SIGNATURES              TITLE              DATE
            ----------              -----              ----
/s/    RICHARD J. HASKINS           Director     March 20, 2000
---------------------------------
       Richard J. Haskins

/s/   EUGENE W. HUGHES, JR.         Director     March 20, 2000
---------------------------------
      Eugene W. Hughes, Jr.

/s/   THOMAS J. LANGAN, JR.         Director     March 20, 2000
---------------------------------
      Thomas J. Langan, Jr.

/s/      LENNART LINDAHL            Director     March 20, 2000
---------------------------------
         Lennart Lindahl

/s/      MARY A. MCCARTY            Director     March 20, 2000
---------------------------------
         Mary A. McCarty

/s/       CAROL R. OWEN             Director     March 20, 2000
---------------------------------
          Carol R. Owen

/s/     RICHARD C. RATHKE           Director     March 20, 2000
---------------------------------
        Richard C. Rathke

/s/    DANIEL O. SOKOLOFF           Director     March 20, 2000
---------------------------------
       Daniel O. Sokoloff

/s/    RUDY E. SCHUPP               Director     March 20, 2000
---------------------------------
       Rudy E. Schupp

/s/    WILLIAM F. SPITZNAGEL        Director     March 20, 2000
---------------------------------
       William F. Spitznagel

/s/        BRUCE E. WIITA           Director     March 20, 2000
---------------------------------
           Bruce E. Wiita

/s/       WILLIAM WOLFSON           Director     March 20, 2000
---------------------------------
          William Wolfson

                                 Exhibit Index

Ex #        Exhibit Description
----        -------------------
 3.2(c)     Amendments to Bylaws of the Company
10.2        Amended and Restated Employment Agreement among the Company, Republic Security
            Bank and Richard J. Haskins dated as of November 17, 1999
10.9        Employment Agreement among the Company, Republic Security Bank and Carla H. Pollard
10.10       Employment Agreement among the Company, Republic Security Bank and W. Andrew
            Kirkman
10.11       Employment Agreement among Republic Security Bank and Eduardo Godoy
10.12       Form of Employment Agreement among the Company, RS Maritime Corporation and Each of
            David Blancett, Anthony Di Pinto, Bernard J. Kiley and Fred Roman
10.24       Director Endorsement Method Split Dollar Plan Agreement between Northside Bank of
            Tampa and Johnny Adcock
10.25       Director Indexed Fee Continuation Plan Agreement between Northside Bank of Tampa and
            Johnny Adcock)
11          Statement re: Computation of per share earnings
21          Subsidiaries of Republic Security Financial Corporation
23          Consent of Ernst & Young LLP
27          Financial Data Schedule