Form 10-Q
period 2000-03-31
REPUBLIC SECURITY FINANCIAL CORP
filed 2000-05-15
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-14671

                     REPUBLIC SECURITY FINANCIAL CORPORATION
                     ---------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                     59-2335075
                -------                                     ----------
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

             450 SOUTH AUSTRALIAN AVENUE, WEST PALM BEACH, FL 33401
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

        Registrant's telephone number, including area code (561) 655-8511

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                         OUTSTANDING AS OF MAY 4, 2000
-----                                         -----------------------------
Common Stock                                  48,718,804
Par value $.01 per share

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
for Forward-Looking Information...............................................................................1

PART I:      FINANCIAL INFORMATION

Item 1:      FINANCIAL STATEMENTS:

             Condensed Consolidated Statements of Financial Condition
             as of March 31, 2000, unaudited and December 31, 1999............................................2

             Condensed Consolidated Statements of Income, unaudited for the three months ended March 31, 2000 and 1999.......................................................3

             Condensed Consolidated Statements of Comprehensive Income, unaudited for the three months ended March 31, 2000 and 1999.......................................................4

             Condensed Consolidated Statements of Shareholders' Equity for the
             three months ended March 31, 2000, unaudited and the year ended December 31, 1999................5

             Condensed Consolidated Statements of Cash Flows, unaudited for the three months ended March 31, 2000 and 1999.......................................................6

             Notes to Condensed Consolidated Financial Statements.............................................7

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................10

Item 3:      Quantitative and Qualitative Disclosures about Market Risk......................................13

PART II:     OTHER INFORMATION

Item 1:      Legal Proceedings...............................................................................15

Item 2:      Changes in Securities and Use of Proceeds.......................................................15

Item 3:      Defaults Upon Senior Securities.................................................................15

Item 4:      Submission of Matters to a Vote of Security Holders.............................................15

Item 5:      Other Information...............................................................................15

Item 6:      Exhibits and Reports on Form 8-K................................................................15

             Signatures......................................................................................16

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 FOR FORWARD-LOOKING INFORMATION

             Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which the Company, the Bank and the Bank's wholly-owned subsidiary, FNEF, operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services.

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

         /bullet/ changes in interest rates and

         /bullet/ adverse changes in laws and regulations.

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

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

============================================================================================================
                                                                                  MARCH 31,     DECEMBER 31,
(AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)                              2000            1999
------------------------------------------------------------------------------------------------------------
ASSETS                                                                           (unaudited)

Cash and amounts due from depository institutions                                $    42,857     $    73,054
Interest-bearing deposits in other financial institutions                             74,763          41,201
Federal funds sold                                                                                     3,595
------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                       117,620         117,850
Investments available-for-sale                                                       795,174         792,125
Investments held to maturity (Market value of $137,305 and $139,383 at
     March 31, 2000 and December 31, 1999, respectively)                             145,383         147,275
Loans receivable - net                                                             1,890,119       1,822,433
Loans held for sale (Market value of $52,500 and $62,000 at March 31, 2000
     and December 31, 1999, respectively)                                             52,500          62,000
Property and equipment - net                                                          64,225          65,349
Other real estate owned - net                                                          1,416           2,004
Federal Home Loan Bank Stock                                                          29,214          34,821
Goodwill - net                                                                        17,367          17,715
Bank owned life insurance                                                             53,702          58,039
Deferred taxes - net                                                                  19,006          16,564
Accrued interest receivable                                                           17,173          16,986
Other assets                                                                          38,560          39,051
------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $ 3,241,459     $ 3,192,212
============================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Deposits                                                                         $ 2,036,514     $ 2,064,936
Federal Home Loan Bank advances and other borrowings                                 487,082         618,996
Securities sold under agreements to repurchase                                       449,920         248,521
Senior debentures, net of unamortized issuance costs                                  20,396          20,531
Advances from borrowers for taxes and insurance                                        9,463           5,908
Bank drafts payable                                                                   16,337          11,208
Other liabilities                                                                     26,049          21,450
------------------------------------------------------------------------------------------------------------
Total liabilities                                                                  3,045,761       2,991,550
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
Common stock $.01 par value; 500,000,000 shares authorized; 50,748,419 issued shares; outstanding 48,758,419 and 49,696,419 (net of
    treasury stock) at March 31, 2000 and December 31, 1999, respectively                508             508
Treasury stock (1,990,000 and 1,052,000 shares repurchased at March 31, 2000
    and December 31, 1999, respectively)                                                 (20)            (11)
Additional paid-in capital                                                           117,682         124,931
Retained earnings                                                                     99,680          94,934
Accumulated other comprehensive loss, net of taxes                                   (22,152)        (19,700)
------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                           195,698         200,662
------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 3,241,459     $ 3,192,212
============================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

=========================================================================================================
                                                                                 THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                           ------------------------------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                                  2000               1999
---------------------------------------------------------------------------------------------------------
INTEREST INCOME:                                                           (unaudited)        (unaudited)
Interest and fees on loans                                                   $38,198            $39,891
Interest and dividends on investments                                         16,943             12,398
---------------------------------------------------------------------------------------------------------
                                                                              55,141             52,289
---------------------------------------------------------------------------------------------------------
INTEREST EXPENSE:

Interest on deposits                                                          18,680             22,587
Interest on borrowings                                                        12,969              5,758
---------------------------------------------------------------------------------------------------------
                                                                              31,649             28,345
---------------------------------------------------------------------------------------------------------
Net interest income                                                           23,492             23,944
Provision for loan losses                                                      1,000                500
---------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           22,492             23,444
---------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME:

Service charges on deposit accounts                                            3,224              3,117
Net gain on sales of loans                                                       508                952
Net gain on sales of investments available-for-sale                              321                 96
Net gain on real estate transactions                                           1,912
Other income                                                                   3,129              1,809
---------------------------------------------------------------------------------------------------------
                                                                               9,094              5,974
---------------------------------------------------------------------------------------------------------
OPERATING EXPENSES:

Employee compensation and benefits                                             9,111              9,010
Occupancy and equipment                                                        4,591              4,422
Professional fees                                                                364                416
Advertising and promotion                                                        240                298
Communications                                                                   912                715
Insurance                                                                        403                462
Data processing                                                                1,331                548
Other                                                                          3,155              2,431
Merger expenses                                                                                   2,381
---------------------------------------------------------------------------------------------------------
                                                                              20,107             20,683
---------------------------------------------------------------------------------------------------------
Income before income taxes                                                    11,479              8,735
Income tax expense                                                             3,784              3,183
---------------------------------------------------------------------------------------------------------
NET INCOME                                                                   $ 7,695            $ 5,552
=========================================================================================================
INCOME  APPLICABLE TO COMMON STOCK                                           $ 7,695            $ 5,552
=========================================================================================================
PER SHARE DATA:

Basic  earnings                                                              $  0.16            $  0.11
Diluted earnings                                                             $  0.16            $  0.11
Dividends                                                                    $  0.06            $  0.06
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES AND COMMON STOCK EQUIVALENTS OUTSTANDING:

Basic                                                                         48,840             50,500
Diluted                                                                       49,279             51,236
=========================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

================================================================================================================================
                                                                                                         THREE MONTHS ENDED
                                                                                                              MARCH 31,
                                                                                                     ---------------------------
(AMOUNTS IN THOUSANDS)                                                                                  2000            1999
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (unaudited)     (unaudited)
Net income                                                                                           $      7,695    $     5,552

Other comprehensive income, net of tax:

      Unrealized loss on investments available-for-sale arising during the period,
         net of taxes of ($1,440) and ($1,907) in 2000 and 1999, respectively                              (2,231)        (2,801)

      Reclassification adjustment for amounts realized on sale of investments included in net income, net of taxes of ($130) and ($36) in 2000 and 1999,
         respectively                                                                                        (221)           (60)
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                 $      5,243    $     2,691
--------------------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

===================================================================================================
                                                                                       ACCUMULATED
                                                             ADDITIONAL               COMPREHENSIVE
                                                 COMMON       PAID-IN      RETAINED   INCOME (LOSS)
(AMOUNTS IN THOUSANDS EXCEPT SHARE DATA)          STOCK       CAPITAL      EARNINGS   NET OF TAXES
---------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1998                        $    497    $ 128,044    $  77,732    $   1,705
---------------------------------------------------------------------------------------------------
Exercise of stock options - 1,071,290 shares           11        5,613
Purchase of treasury stock - 1,052,000 shares         (11)      (8,726)
Cash dividends                                                              (11,978)
Cash dividends paid by pooled company                                          (289)
Net income                                                                   29,469
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                          (21,405)
---------------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 1999                             497      124,931       94,934      (19,700)
===================================================================================================
Purchase of treasury stock - 938,000 shares            (9)      (7,249)
Cash dividends                                                               (2,949)
Net income                                                                    7,695
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                           (2,452)
---------------------------------------------------------------------------------------------------
BALANCE MARCH 31, 2000 (UNAUDITED)               $    488    $ 117,682    $  99,680    $ (22,152)
===================================================================================================


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=======================================================================================================================
                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                              -------------------------
(AMOUNTS IN THOUSANDS)                                                                             2000          1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:                                                                         (unaudited)   (unaudited)
Net  income                                                                                   $   7,695     $   5,552
Adjustments to reconcile net  income to net cash provided by operating activities:
Provision for loan losses                                                                         1,000           500
Depreciation and amortization                                                                     2,388         2,014
Amortization of deferred loan fees and costs                                                        129           229
Net gain on sales of loans                                                                         (508)         (952)
Proceeds from loan sales, net                                                                     9,031        33,415
Net gain on sales of investments available-for-sale                                                (321)          (96)
Other - net                                                                                      10,231        (4,193)
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                                        29,645        36,469
-----------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Purchase of investments available-for-sale                                                      (36,532)      (71,787)
Proceeds from sales of investments available- for- sale                                          16,739        37,430
Principal payments on securities                                                                 15,999        40,551
Loans purchased for investment                                                                  (51,889)      (14,831)
Net (increase) decrease in loans                                                                (16,844)       48,978
Net sales (purchases) of property and equipment                                                      98        (5,334)
Other - net                                                                                      11,698         1,338
-----------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                             (60,731)       36,345
-----------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Net  increase in demand deposits, NOW accounts, Money Market accounts and savings accounts       28,571       265,648
Net decrease  in time deposits                                                                  (56,993)     (287,128)
Purchase of treasury stock, at cost                                                              (7,258)
Decrease in FHLB advances                                                                      (131,914)       (6,099)
Purchase of senior debentures                                                                                  (2,027)
Net increase (decrease) in securities sold under agreements to repurchase                       201,399          (430)
Cash dividends                                                                                   (2,949)       (3,176)
Other - net                                                                                                     4,768
-----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                              30,856       (28,444)
-----------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                                   (230)       44,370
Cash and cash equivalents at beginning of period                                                117,850       181,141
-----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                    $ 117,620     $ 225,511
-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for income taxes                                                                    $   1,000     $     165
Cash paid for interest on deposits and other borrowings                                       $  31,067     $  27,598
-----------------------------------------------------------------------------------------------------------------------


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation ("Republic") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"), as well as the Bank's wholly owned subsidiaries, RS Maritime Corporation d/b/a First New England Financial ("FNEF") and RSAM Holdings, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of its operations and comprehensive income for the three months ended March 31, 2000 and 1999 and its cash flows for the three months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  The statement of financial condition at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

2.       NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

                  At March 31, 2000, the Bank had $14.8 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets) compared to $18.4 million at December 31, 1999. The provision for loan losses was $1.0 million and $0.5 million for the three months ended March 31, 2000 and 1999, respectively.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses which totaled $22.3 million at March 31, 2000 and December 31, 1999.

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

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  An analysis of changes in the allowance for loan losses is summarized as follows:

--------------------------------------------------------------------------------
                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(IN THOUSANDS)                                                     2000
--------------------------------------------------------------------------------
Beginning balance                                              $     22,301
Reserves acquired in connection with purchase of loans                  618
Provision for losses                                                  1,000
Recoveries                                                              402
Charge-offs                                                          (2,068)
--------------------------------------------------------------------------------
Ending balance                                                 $     22,253
--------------------------------------------------------------------------------


3.       COMMITMENTS AND CONTINGENCIES

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

                  At March 31, 2000, the Bank had adjustable rate commitments to extend credit of approximately $266.0 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

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

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       EARNINGS PER COMMON SHARE

                  The following table sets forth the computation of basic and diluted earnings per share:

=========================================================================================
                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                       ------------------
(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                            2000       1999
-----------------------------------------------------------------------------------------
Numerator:
Net income - numerator for basic and diluted earnings per share        $ 7,695    $ 5,552
=========================================================================================
Denominator:

Denominator for basic earnings per share - weighted average shares      48,840     50,500
Effect of dilutive securities - employee stock options                     439        736
-----------------------------------------------------------------------------------------
Denominator for diluted earnings per share                              49,279     51,236
=========================================================================================
Basic earnings per share                                               $  0.16    $  0.11
Diluted earnings per share                                             $  0.16    $  0.11
=========================================================================================


                  At March 31, 2000, 2,386,125 stock options at a weighted average exercise price of $8.93 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the three months ended March 31, 2000. The effect of these shares is antidilutive to diluted earnings per share for the three months ended March 31, 2000.

                  During the fourth quarter of fiscal 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 2.0 million shares or approximately 4% of the Company's shares outstanding at the time. On March 22, 2000, the Company's Board of Directors approved a second common stock repurchase program of up to an additional 2.0 million shares or approximately 4% of the Company's outstanding shares. The second buyback program became effective when approved by the Board and the Company plans to repurchase the shares in its discretion in the open market and/or through privately negotiated transactions. During the fourth quarter of 1999 and through March 31, 2000, the Company repurchased an aggregate of 2.0 million of its shares under this program.

5.       SUBSEQUENT EVENTS

                  On April 6, 2000, Republic executed a definitive agreement to acquire National Horizon, Inc. ("NHI"), a marine finance lender. The Company plans to merge NHI into FNEF. The transaction closed on April 28, 2000.

                  On April 26, 2000, the Bank executed a definitive agreement to acquire the assets of Spectrum Financial Corporation, a specialized financial services company engaged in providing receivable-based commercial financing and related fee-based credit, collections and management information services. The transaction is expected to close in early May, following the receipt of applicable consents.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

RESULTS OF OPERATIONS

             The Company's net income for the three months ended March 31,2000 was $7.7 million or $0.16 basic and diluted earnings per common share, compared to $5.6 million or $0.11 basic and diluted earnings per common share for the three months ended March 31, 1999. Excluding certain merger related expenses, net income for the three months ended March 31, 1999 was $7.9 million or $0.16 per share. Net interest income decreased $452,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to a decrease in net interest margin. Non-interest income increased $3.1 million or 52.2%, while operating expenses (excluding merger expenses) increased $1.8 million or 9.9% for the three months ended March 31, 2000 compared to the three months ended March 31, 1999.

NET INTEREST INCOME

             The $452,000 decrease in net interest income for the three months ended March 31, 2000 is due to an increase of $3.3 million in interest expense offset by an increase of $2.9 million in interest income. Approximately $1.6 million of the increase in interest income is attributable to an increase of $83.5 million in interest-earning assets and approximately $1.3 million of the increase is due to an 18 basis points increase in yield on interest earning assets. The average outstanding balance for investments increased $185.8 million during the three months ended March 31, 2000 compared to the three months ended March 31, 1999, which was offset in part by a $102.3 million reduction in the average outstanding balance for loans.

             The $3.3 million increase in interest expense for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is comprised of approximately $2.0 million attributable to an increase of $173.6 million in interest-bearing liabilities and approximately $1.3 million due to a 20 basis points increase in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities is due to increases in market interest rates. Net interest margin decreased 16 basis points to 3.26% for the three months ended March 31, 2000 compared to 3.42% for the three months ended March 31, 1999, while net interest spread remained flat for the respective periods. Net interest margin decreased primarily due to the purchase of approximately $50.0 million of non-interest bearing assets with related income that is recorded as fee income. Management expects further margin compression throughout the year 2000 due to the increases in interest rates by the Federal Reserve made in the first quarter of 2000 and expected future Federal Reserve interest rate hikes throughout the remainder of the year. However, management remains focused on strategies to increase fee income as well as growth opportunities to maintain or increase overall income.

PROVISION FOR LOAN LOSSES

             The provision for loan losses increased $0.5 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in the provision was based on management's assessment of the characteristics of the Bank's loan portfolio, as well as developments with respect to the rising interest rate environment and other economic considerations.

NON-INTEREST INCOME

             Non-interest income increased $3.1 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase is due to a $1.3 million increase in other income, attributable primarily to $0.7 million earned on the Bank's life insurance investment program, along with gains of $1.9 million on real estate transactions and, also contributing to the increase in non-interest income, were increases in service charges on deposit accounts of $107,000 primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. Further, in 1999, the Bank established a formal cash management department to enhance and sell cash management services to business customers.

OPERATING EXPENSES

             Excluding the effects of $2.4 million in merger related expenses incurred during the three months ended March 31, 1999, total operating expenses increased $1.8 million for the three months ended March 31, 2000 compared to the three months ended March 31, 1999. The increase in operating expenses is primarily due to increases in data processing and other expenses, which increased $783,000 and $724,000, respectively. Data processing expenses increased as a result of adding the operations of acquired businesses to the Bank's outside data processor. Other operating expenses increased primarily due to the Bank's overall growth and franchise expansion, including $137,000 in increased amortization expense associated with the acquisition of nine bank branches and the FNEF marine loan operation. The expansion of the Bank's operations also included adding new Trust services offices and new business banking locations. As a result of such expansion, courier expenses increased $123,000 and other operating expenses increased $218,000 during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Employee compensation and benefits increased $101,000 due to additions to staff and additions to the Company's senior management team, offset in part by a reduction in the outstanding accrual relating to Stock Appreciation Rights. Costs associated with occupancy and equipment and communication expenses also experienced increases directly as a result of the expansion in the Company's operations of $169,000 and $197,000, respectively. Certain operating expenses decreased during the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Professional fees, advertising and promotion, and insurance expenses decreased by $52,000, $58,000 and $59,000, respectively. Insurance expense decreased primarily due to decreases in FDIC premiums that are directly tied to deposit balances. The Company incurred $2.4 million in merger expenses during the three months ended March 31, 1999 in connection with the acquisition of Northside.

PROVISION FOR INCOME TAXES

             Income tax expense increased $601,000 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 due to an increase in income before income taxes of $2.7 million, offset by a reduction in the effective tax rate from 36% to 33%. The decrease in the effective tax rate is due primarily to certain tax planning strategies that have been implemented by the Bank. During the latter part of 1999, the Bank established a subsidiary to hold certain interests in a real estate investment trust ("REIT"). The REIT was established to hold certain loan portfolios transferred from the Bank, currently comprised primarily of commercial loans secured by real estate. Interest earnings of the REIT are not subject to certain state income taxes.

LOAN PORTFOLIO

             The following table sets forth the composition of the Bank's loan portfolio by type (excluding loans held for sale) at the periods indicated:

----------------------------------------------------------------------------------------------------------
                                                      March 31, 2000                 December 31, 1999
                                              ------------------------------------------------------------
(amounts in thousands)                           Amount             Percent       Amount           Percent
----------------------------------------------------------------------------------------------------------
TYPE OF LOAN:
Commercial real estate                        $   425,109              22%     $   400,168             22%
Residential property                              841,511              44          856,443             46
Construction                                       83,752               4           73,264              4
Consumer                                          282,588              15          250,088             14
Yacht                                             166,448               9          138,928              7
Commercial business                               109,267               6          122,695              7
----------------------------------------------------------------------------------------------------------
    TOTAL LOANS                                 1,908,675             100%       1,841,586            100%
----------------------------------------------------------------------------------------------------------
Less:

Discounts, premiums and deferred loan fees         (3,697)                          (3,148)
Allowance for loan losses                          22,253                           22,301
----------------------------------------------------------------------------------------------------------
   TOTAL                                      $ 1,890,119                      $ 1,822,433
----------------------------------------------------------------------------------------------------------

LIQUIDITY, SOURCES OF CAPITAL AND CAPITAL REQUIREMENTS

             The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to judgments by the regulators about components, risk weighting, and other factors.

             Quantitative measures established by regulation to ensure capital adequacy require Republic and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

             The following table shows the capital amounts and ratios of the Bank at March 31, 2000:

--------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                        AMOUNT        RATIO
--------------------------------------------------------------------------------------------------
Total risk based capital                                                     $223,901       11.65%
Tier 1 risk based capital                                                    $201,269       10.47%
Leverage capital                                                             $201,269        6.92%
--------------------------------------------------------------------------------------------------

             The most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At March 31, 2000, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

             To the extent that the demand for loan funds exceeds cash available from deposits, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks and/or enter into repurchase agreements on eligible investments. Cash and cash equivalents decreased by approximately $230,000 during the three months ended March 31, 2000. (See "Financial Condition").

FINANCIAL CONDITION

             Total assets increased approximately $49.2 million during the three months ended March 31, 2000 due primarily to an increase of $58.2 million in total net loans, offset by decreases in Federal Home Loan Bank ("FHLB") stock and bank owned life insurance of $5.6 million and $4.3 million, respectively. The increase in loans is primarily due to the purchase of $52.0 million in commercial real estate loans, $20.7 million in loan production and the purchase of approximately $33.4 million in yacht loans originated by FNEF, offset by loan sales and loan paydowns. The decrease in FHLB stock is attributable to a reduction in the outstanding balance of the Bank's advances from the FHLB. The FHLB requires member banks to invest in its stock based on the levels of outstanding borrowings on the part of such banks.

             Total liabilities increased approximately $54.2 million due primarily to an increase of $201.4 million in borrowings associated with securities sold under agreements to repurchase ("repurchase agreements"), offset by decreases in total deposits and FHLB advances and other borrowings of $28.4 million and $131.9 million, respectively. The Company increased its borrowings under repurchase agreements to fund the reduction in outstanding advances from the FHLB and the anticipated run-off of certain certificates of deposit, which totaled $57.0 million during the three months ended March 31, 2000. While certificates of deposits decreased, other lower yielding and non-interest bearing deposits increased approximately $29.0 million since December 31, 1999. The majority of the certificate of deposit run-off is primarily higher priced certificates of deposit acquired in the acquisition of FPBB in October 1998 that continue to run-off under the Bank's pricing. In response to recent interest rate increases by the Federal Reserve, the Bank has increased its pricing. However, management expects certificates of deposit run-off to continue, although the rate of such run-off is expected to decline from the levels experienced during recent periods. The increase in repurchase agreements was also used to fund loan purchases and loan production.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             As a financial institution holding company, Republic's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all interest-earning assets, other than those with short-term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade, Lee and Hillsborough counties in Florida, is subject to risks associated with the local economy.

             The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term loans for its portfolio, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

             The following table presents the Bank's exposure to interest rate risk at March 31, 2000:

------------------------------------------------------------------------------------------------------------------------------
                                                                                   MARCH 31, 2000
                                                         ---------------------------------------------------------------------
                                                         ONE YEAR OR       1 TO 3        3 TO 5        OVER 5
                                                             LESS          YEARS         YEARS         YEARS        TOTAL
                                                         ---------------------------------------------------------------------
                                                                                    (DOLLARS IN THOUSANDS)
                                                         ---------------------------------------------------------------------
Total interest-earning assets                            $ 1,061,383    $   732,702    $   511,516   $   649,154   $ 2,954,755

Total interest-bearing liabilities                         1,890,944        337,817         41,343       369,170     2,639,274
                                                         -----------    -----------    -----------   -----------   -----------
Interest rate sensitivity gap                            ($  829,561)   $   394,885    $   470,173   $   279,984   $   315,481
                                                         ===========    ===========    ===========   ===========   ===========
Cumulative interest rate sensitivity gap                 ($  829,561)   ($  434,676)   $    35,497   $   315,481
                                                         ===========    ===========    ===========   ===========
Cumulative interest rate sensitivity gap as a percent
of total assets                                               (25.68)%        (13.5)%         1.10%         9.77%
                                                         ===========    ===========    ===========   ===========
------------------------------------------------------------------------------------------------------------------------------


         In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money Market and savings account balances are assumed to reprice with a lag between three and twelve months to any change in market rates, and are included in one year or less. NOW account deposits are assumed to be non-interest sensitive and are included in one year or less. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are annual percentages based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank was committed to fund $266.0 million in new loans and $53.1 million in construction loans-in-process at March 31, 2000. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling in its efforts to reduce the effects that interest rate fluctuations have on income.

         At March 31, 2000, the Bank's one-year, cumulative interest rate sensitivity gap as a percentage of total assets was (25.68)%, which reflects a slight increase from (22.2)% at December 31, 1999. Management expects to reduce the interest rate exposure of the Bank as it continues to effect changes in the asset and liability mix during the remainder of fiscal 2000.

         The current potential changes in future earnings relating to financial assets and liabilities as of March 31, 2000 are as follows:

---------------------------------------------------------------------------------------
                                                    POTENTIAL CHANGE IN FUTURE EARNINGS
                                                                  YEAR 1
---------------------------------------------------------------------------------------
INTEREST RATE CHANGE IN BASIS POINTS:
  + 100                                                            (12.90)%
  - 100                                                               7.90%
---------------------------------------------------------------------------------------


              The most significant assumptions used in this simulation relate primarily to the repricing rates of demand and other non-maturity deposits and loan prepayment rates. Money market and savings deposit accounts are assumed to have the following lag characteristics in an increasing rate environment: the Bank will recognize a 25 basis point increase at nine months and an additional 25 basis point increase at twelve months following a 1% increase in the market rate. NOW accounts are considered to be non-interest rate sensitive in an increasing rate environment. Money market and savings deposit accounts are assumed to have the following characteristics in a decreasing rate environment: the Bank will recognize a 50 basis point decrease at three months and an additional 50 basis point decrease in nine months following a 1% decrease in the market rate. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing that may react in different degrees to changes in market interest rates.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of shareholders of Republic Security Financial Corporation was held on April 26, 2000. The following matter was voted upon; election of five directors, each for a term of three years.

                  The results of the votes are as follows:

                                  VOTES CAST:
                                  -----------                                                    BROKER
                           FOR              AGAINST           WITHHELD         ABSTAIN           NON-VOTE
                           ---              -------           --------         -------           --------
3 YEAR TERM
-----------
R. Randy Guemple           38,344,907                          2,385,207                          N/A
Richard J. Haskins         38,038,069                          2,692,045                          N/A
Eugene W. Hughes           38,311,074                          2,419,040                          N/A
Lennart E. Lindahl, Jr.    38,312,436                          2,417,678                          N/A
Bruce E. Wiita, M.D.       38,312,118                          2,417,996                          N/A


ITEM 5: OTHER INFORMATION

                  Not applicable.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following exhibit is filed as part of this report:

                      27  Financial Data Schedule (for SEC use only).

                  (b) During the three months ended March 31, 2000, the
                      Company filed a Current Report on Form 8-K dated January 24, 2000, reporting its earnings for the quarter and fiscal year ended December 31, 1999.

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

                                        REPUBLIC SECURITY FINANCIAL CORPORATION
                                        ---------------------------------------
                                        (Registrant)



Date: MAY 11, 2000                       /S/ RICHARD J. HASKINS
                                        ----------------------------------------
                                        Richard J. Haskins
                                        Senior Executive Vice President & CFO
                                        (Principal Financial Officer)



Date: MAY 11, 2000                       /S/ CARLA H. POLLARD
                                        ----------------------------------------
                                        Carla H. Pollard
                                        Senior Vice President/Controller
                                        (Duly Authorized Officer)

                                  EXHIBIT INDEX

EXHIBIT              DESCRIPTION
-------              -----------
  27                 Financial Data Schedule