Form 10-Q
period 2000-06-30
REPUBLIC SECURITY FINANCIAL CORP
filed 2000-08-11
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

       For the transition period from ________________ to ________________

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

             450 South Australian Avenue, West Palm Beach, FL 33401
             ------------------------------------------------------
               (Address of principal executive offices)(Zip code)

        Registrant's telephone number, including area code (561) 655-8511
                                                           --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                       Outstanding as of August 7, 2000
    -----                                       --------------------------------
    Common Stock                                48,579,304
    Par value $.01 per share

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                             Page
                                                                                                             ----
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
for Forward-Looking Information...............................................................................1

PART I:      FINANCIAL INFORMATION

Item 1:      Financial Statements:

             Condensed Consolidated Statements of Financial Condition
             as of June 30, 2000, unaudited and December 31, 1999.............................................2

             Condensed Consolidated Statements of Income, unaudited for the three months ended June 30, 2000 and 1999........................................................3

             Condensed Consolidated Statements of Income, unaudited for the six months ended June 30, 2000 and 1999..........................................................4

             Condensed Consolidated Statements of Comprehensive Income, unaudited for the three and six months ended June 30, 2000 and 1999................................................5

             Condensed Consolidated Statements of Shareholders' Equity for the
             six months ended June 30, 2000, unaudited and the year ended December 31, 1999...................6

             Condensed Consolidated Statements of Cash Flows, unaudited for the six months ended June 30, 2000 and 1999..........................................................7

             Notes to Condensed Consolidated Financial Statements.............................................8

Item 2:      Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................................11

Item 3:      Quantitative and Qualitative Disclosures about Market Risk......................................15

PART II:     OTHER INFORMATION

Item 1:      Legal Proceedings...............................................................................17

Item 2:      Changes in Securities and Use of Proceeds.......................................................17

Item 3:      Defaults Upon Senior Securities.................................................................17

Item 4:      Submission of Matters to a Vote of Security Holders.............................................17

Item 5:      Other Information...............................................................................17

Item 6:      Exhibits and Reports on Form 8-K................................................................17

             Signatures......................................................................................18

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
                        for Forward-Looking Information

         Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which the Company, the Bank and the Bank's wholly-owned subsidiaries, Spectrum Financial Corporation, RSAM Holdings, Inc., RS Maritime Corporation (d/b/a First New England Financial) and Republic Security Insurance Agency operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products, and services.

         The following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. All forward-looking statements speak only as of the date on which such statements are made, and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The most significant factors that could cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following:

         o adverse general economic conditions and/or adverse economic conditions in the counties in which our banking centers are located;

         o intense competition for depositors and borrowers from financial institutions with much greater resources than the Bank;

         o        fiscal and monetary policies of the U.S. government;

         o        changes in interest rates and

         o        adverse changes in laws and regulations.

         These and other risks and uncertainties affecting the Company, all of which are difficult to predict and many of which are beyond the control of the Company, are discussed in greater detail in this report and in other filings by the Company with the Securities and Exchange Commission. Accordingly, all forward-looking statements are qualified in their entirety by reference to, and are accompanied by, the above mentioned important factors that could cause the Company's actual results to differ materially from those contained in the forward-looking statements of the Company made by or on behalf of the Company, the Bank or any subsidiaries of either of them.

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

=============================================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
=============================================================================================================
                                                                                 June 30,        December 31,
(amounts in thousands except share and per share data)                             2000              1999
-------------------------------------------------------------------------------------------------------------
Assets                                                                          (unaudited)
Cash and amounts due from depository institutions                               $    44,985      $    73,054
Interest-bearing deposits in other financial institutions                            61,664           41,201
Federal funds sold                                                                                     3,595
-------------------------------------------------------------------------------------------------------------
     Cash and cash equivalents                                                      106,649          117,850
Investments available-for-sale                                                      852,869          792,125
Investments held to maturity (Market value of $ 135,276 and $139,383 at
     June 30, 2000 and December 31, 1999, respectively)                             141,484          147,275
Loans receivable - net                                                            1,986,024        1,822,433
Loans held for sale (Market value of $ 48,800 and $62,000 at June 30, 2000
     and December 31, 1999, respectively)                                            48,800           62,000
Property and equipment - net                                                         66,305           65,349
Other real estate owned - net                                                           900            2,004
Federal Home Loan Bank Stock                                                         31,868           34,821
Goodwill - net                                                                       20,508           17,715
Bank owned life insurance                                                            54,395           58,039
Deferred taxes - net                                                                 16,923           16,564
Accrued interest receivable                                                          19,006           16,986
Other assets                                                                         39,570           39,051
-------------------------------------------------------------------------------------------------------------
Total assets                                                                    $ 3,385,301      $ 3,192,212
=============================================================================================================
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                        $ 1,953,947      $ 2,064,936
Federal Home Loan Bank advances and other borrowings                                546,554          618,996
Securities sold under agreements to repurchase                                      607,732          248,521
Senior debentures, net of unamortized issuance costs                                 20,464           20,531
Advances from borrowers for taxes and insurance                                      13,945            5,908
Bank drafts payable                                                                  13,410           11,208
Other liabilities                                                                    28,417           21,450
-------------------------------------------------------------------------------------------------------------
Total liabilities                                                                 3,184,469        2,991,550
-------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Shareholders' equity:
Common stock $.01 par value; 500,000,000 shares authorized; 50,918,804 and
    50,748,419 issued shares; outstanding 48,579,304 and 49,696,419 (net of
    treasury stock) at June 30, 2000 and December 31, 1999, respectively                509              508
Treasury stock (2,339,500 and 1,052,000 shares repurchased at June 30, 2000
    and December 31, 1999, respectively)                                                (23)             (11)
Additional paid-in capital                                                          116,742          124,931
Retained earnings                                                                   101,950           94,934
Accumulated other comprehensive loss, net of taxes                                  (18,346)         (19,700)
-------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                          200,832          200,662
-------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                      $ 3,385,301      $ 3,192,212
=============================================================================================================

See notes to condensed consolidated financial statements.

==================================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
==================================================================================================
                                                                             Three Months Ended
                                                                                   June 30,
                                                                           -----------------------
(amounts in thousands except per share data)                                  2000        1999
--------------------------------------------------------------------------------------------------
Interest Income:                                                           (unaudited) (unaudited)
Interest and fees on loans                                                   $40,960     $39,622
Interest and dividends on investments                                         17,476      13,171
--------------------------------------------------------------------------------------------------
                                                                              58,436      52,793
--------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                          18,476      20,726
Interest on borrowings                                                        17,040       6,641
--------------------------------------------------------------------------------------------------
                                                                              35,516      27,367
--------------------------------------------------------------------------------------------------
Net interest income                                                           22,920      25,426
Provision for loan losses                                                      1,000         300
--------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           21,920      25,126
--------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                            3,352       2,848
Net gain on sales of loans                                                     1,021       1,363
Net gain on sales of investments available-for-sale                               52          81
Net gain on real estate transactions                                             442       1,122
Other income                                                                   3,279       1,710
--------------------------------------------------------------------------------------------------
                                                                               8,146       7,124
--------------------------------------------------------------------------------------------------
Operating Expenses:
Employee compensation and benefits                                            10,051       8,955
Occupancy and equipment                                                        5,041       4,864
Professional fees                                                                475         503
Advertising and promotion                                                        282         358
Communications                                                                   932         561
Insurance                                                                        400         458
Data processing                                                                1,293         969
Other                                                                          3,555       2,373
--------------------------------------------------------------------------------------------------
                                                                              22,029      19,041
--------------------------------------------------------------------------------------------------
Income before income taxes                                                     8,037      13,209
Income tax expense                                                             2,874       4,755
--------------------------------------------------------------------------------------------------
Net income and income applicable to common stock                             $ 5,163     $ 8,454
==================================================================================================
Per share data:
Basic earnings                                                               $  0.11     $  0.17
Diluted earnings                                                             $  0.11     $  0.17
Dividends                                                                    $  0.06     $  0.06
--------------------------------------------------------------------------------------------------
Weighted average common shares and common stock equivalents outstanding:
Basic                                                                         48,612      50,569
Diluted                                                                       48,940      51,174
==================================================================================================

See notes to condensed consolidated financial statements.

===================================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===================================================================================================
                                                                                Six Months Ended
                                                                                    June 30,
                                                                            -----------------------
(amounts in thousands except per share data)                                   2000         1999
---------------------------------------------------------------------------------------------------
Interest Income:                                                            (unaudited) (unaudited)
Interest and fees on loans                                                   $ 79,158     $ 79,513
Interest and dividends on investments                                          34,419       25,569
---------------------------------------------------------------------------------------------------
                                                                              113,577      105,082
---------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                           37,156       43,313
Interest on borrowings                                                         30,009       12,399
---------------------------------------------------------------------------------------------------
                                                                               67,165       55,712
---------------------------------------------------------------------------------------------------
Net interest income                                                            46,412       49,370
Provision for loan losses                                                       2,000          800
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            44,412       48,570
---------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                             6,576        5,965
Net gain on sales of loans                                                      1,529        2,315
Net gain on sales of investments available-for-sale                               373          177
Net gain on real estate transactions                                            2,354        1,122
Other income                                                                    6,408        3,519
---------------------------------------------------------------------------------------------------
                                                                               17,240       13,098
---------------------------------------------------------------------------------------------------
Operating Expenses:
Employee compensation and benefits                                             19,162       17,965
Occupancy and equipment                                                         9,632        9,286
Professional fees                                                                 839          919
Advertising and promotion                                                         522          656
Communications                                                                  1,844        1,276
Insurance                                                                         803          920
Data processing                                                                 2,624        1,517
Other                                                                           6,710        4,804
Merger expenses                                                                              2,381
---------------------------------------------------------------------------------------------------
                                                                               42,136       39,724
---------------------------------------------------------------------------------------------------
Income before income taxes                                                     19,516       21,944
Income tax expense                                                              6,658        7,938
---------------------------------------------------------------------------------------------------
Net income and income applicable to common stock                             $ 12,858     $ 14,006
===================================================================================================
Per share data:
Basic earnings                                                               $   0.26     $   0.28
Diluted earnings                                                             $   0.26     $   0.27
Dividends                                                                    $   0.12     $   0.12
---------------------------------------------------------------------------------------------------
Weighted average common shares and common stock equivalents outstanding:
Basic                                                                          48,726       50,530
Diluted                                                                        49,118       51,177
===================================================================================================

See notes to condensed consolidated financial statements.

==========================================================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
==========================================================================================================================
                                                                                                     Three Months Ended
                                                                                                           June 30,
                                                                                                  ------------------------
(amounts in thousands)                                                                               2000         1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)  (unaudited)
Net income                                                                                          $ 5,163      $ 8,454
Other comprehensive income, net of tax:
      Unrealized gain (loss) on investments available-for-sale arising during the
         period, net of taxes of $2,235 and ($4,868) in 2000 and 1999, respectively                   3,839       (8,237)
     Reclassification adjustment for amounts realized on sale of investments included
         in net income, net of taxes of ($19) and ($30) in 2000 and 1999, respectively                  (33)         (51)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                $ 8,969      $   166
==========================================================================================================================
==========================================================================================================================
                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                                  ------------------------
(amounts in thousands)                                                                               2000         1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                  (unaudited)  (unaudited)
Net income                                                                                          $12,858      $14,006
Other comprehensive income, net of tax:
      Unrealized gain (loss) on investments available-for-sale arising during the
         period, net of taxes of $795 and ($6,548) in 2000 and 1999, respectively                     1,589      (11,037)
     Reclassification adjustment for amounts realized on sale of investments included
         in net income, net of taxes of ($138) and ($65) in 2000 and 1999, respectively                (235)        (112)
--------------------------------------------------------------------------------------------------------------------------
Comprehensive income                                                                                $14,212      $ 2,857
==========================================================================================================================

See notes to condensed consolidated financial statements.

=======================================================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
=======================================================================================================================
                                                                                                          Accumulated
                                                                          Additional                     Comprehensive
                                                           Common           Paid-in         Retained     Income (Loss),
(amounts in thousands except share data)                    Stock           Capital         Earnings      Net of Taxes
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                                 $     497        $ 128,044        $  77,732       $   1,705
-----------------------------------------------------------------------------------------------------------------------
Exercise of stock options - 1,071,290 shares                     11            5,613
Purchase of treasury stock - 1,052,000 shares                   (11)          (8,726)
Cash dividends                                                                                (11,978)
Cash dividends paid by pooled company                                                            (289)
Net income                                                                                     29,469
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                                               (21,405)
-----------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                       497          124,931           94,934         (19,700)
=======================================================================================================================
Purchase of treasury stock - 1,287,500 shares                   (13)          (9,237)
Issuance of stock for the purchase of NHI - 170,385
shares                                                            2            1,048
Cash dividends                                                                                 (5,842)
Net income                                                                                     12,858
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                                                 1,354
-----------------------------------------------------------------------------------------------------------------------
Balance June 30, 2000 (unaudited)                         $     486        $ 116,742        $ 101,950       $ (18,346)
=======================================================================================================================

See notes to condensed consolidated financial statements.

=============================================================================================
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
=============================================================================================
                                                                         Six Months Ended
                                                                              June 30,
                                                                   --------------------------
(amounts in thousands)                                                2000           1999
---------------------------------------------------------------------------------------------
Operating Activities:                                              (unaudited)    (unaudited)
Net income                                                         $  12,858      $  14,006
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses                                              2,000            800
Depreciation and amortization                                          4,796          4,437
Amortization of deferred loan fees and costs                             260            183
Net gain on sales of loans                                            (1,529)        (2,315)
Proceeds from loan sales, net                                          3,381        119,404
Net gain on sales of investments available-for-sale                     (373)          (177)
Other - net                                                           12,125         12,986
---------------------------------------------------------------------------------------------
Net cash provided by operating activities                             33,518        149,324
---------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in branch purchase                                24,694
Cash paid for acquired subsidiaries                                   (8,498)
Purchase of investments available-for-sale                          (125,368)      (103,700)
Purchase of investments held to maturity                                           (147,999)
Proceeds from sales of investments available-for-sale                 31,091         56,533
Principal payments on securities                                      42,793         75,546
Loans purchased for investment                                      (131,889)       (58,920)
Net (increase) decrease in loans                                     (24,558)        92,070
Net purchases of property and equipment                                  (32)       (13,171)
Other - net                                                           11,054            961
---------------------------------------------------------------------------------------------
Net cash used in investing activities                               (205,407)       (73,986)
---------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts, Money Market
  accounts and savings accounts                                      (14,153)       (19,198)
Net decrease in time deposits                                        (96,836)      (162,990)
Purchase of treasury stock, at cost                                   (9,250)
(Decrease) increase in FHLB advances and other borrowings            (72,442)        46,262
Purchase of senior debentures                                                        (2,027)
Net increase in securities sold under agreements to repurchase       359,211        103,049
Cash dividends                                                        (5,842)        (6,207)
Other - net                                                                           4,838
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                  160,688        (36,273)
---------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                     (11,201)        39,065
Cash and cash equivalents at beginning of period                     117,850        181,141
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $ 106,649      $ 220,206
=============================================================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes                                         $   6,600      $   6,465
Cash paid for interest on deposits and other borrowings            $  67,427      $  54,328
=============================================================================================

See notes to condensed consolidated financial statements.

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2000

1.       Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation ("Republic") and its wholly-owned subsidiary, Republic Security Bank (the "Bank"), as well as the Bank's wholly owned subsidiaries, RS Maritime Corporation d/b/a First New England Financial ("FNEF"), Spectrum Financial Corporation ("Spectrum"), Republic Security Insurance Agency ("RSIA"), and RSAM Holdings, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of its operations and comprehensive income for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

                  The statement of financial condition at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information required by generally accepted accounting principles for complete financial statements.

                  In addition to the accounts and results of operations of the Company, the condensed consolidated financial statements also include the accounts and results of operations of National Horizon, Inc., ("NHI") since Republic acquired the stock of this company and merged it into the FNEF subsidiary on April 28, 2000 and the accounts and results of operations of Spectrum since the Bank acquired the net assets of this specialized financial services company on May 5, 2000.

2.       Acquisitions

                  On April 28, 2000, Republic completed the acquisition of marine finance lender, NHI. NHI was merged into the FNEF subsidiary and the combined company operates from its new headquarters in Annapolis, Maryland. In connection with the acquisition, Republic acquired approximately $0.6 million in assets and assumed approximately $0.5 million in liabilities.

                  On May 5, 2000, the Bank completed its acquisition of the net assets of Spectrum, a specialized financial services company engaged in providing receivable-based commercial financing and related fee-based credit, collections and management information services. Spectrum will continue to conduct business through its office in West Palm Beach, Florida. In connection with the acquisition, the Bank acquired approximately $16.1 million in assets and assumed approximately $10.1 million in liabilities.

3.       Non-Performing Assets and Allowance for Loan Losses

                  At June 30, 2000, the Bank had $13.3 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets) compared to $18.4 million at December 31, 1999. The provision for loan losses was $1.0 million and $0.3 million for the three months ended June 30, 2000 and 1999, respectively.

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of collateral securing such loans. Accordingly, management has established an allowance for loan losses which totaled $23.2 million and $22.3 million at June 30, 2000 and December 31, 1999, respectively.

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

                  An analysis of changes in the allowance for loan losses is summarized as follows:

         =======================================================================
                                                                Six Months Ended
                                                                    June 30,
         (in thousands)                                               2000
         -----------------------------------------------------------------------
         Beginning balance                                         $  22,301
         Reserves acquired in connection with purchase of loans        1,729
         Provision for losses                                          2,000
         Recoveries                                                      752
         Charge-offs                                                  (3,589)
         -----------------------------------------------------------------------
         Ending balance                                            $  23,193
         =======================================================================

4.       Off-Balance Sheet Financial Agreements and Commitments

                  The Bank entered into an interest rate cap agreement on June 1, 2000. This financial agreement, frequently called an interest rate derivative, is used to help manage the Bank's exposure to changes in interest rates. The interest rate cap is used as a means of mitigating further interest margin compression should there be further increases in market interest rates. The notional amount of the cap at June 30, 2000 was $250.0 million.

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

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  At June 30, 2000, the Bank had adjustable rate commitments to extend credit of approximately $313.6 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to-four family residential properties.

5.       Contingent Liabilities

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

6.       Earnings per Common Share

                  The following table sets forth the computation of basic and diluted earnings per share:

         ==========================================================================================
                                                          Three Months Ended      Six Months Ended
                                                                June 30,              June 30,
                                                            2000       1999       2000       1999
         (amounts in thousands except per share data)
         ------------------------------------------------------------------------------------------
         Numerator:                                           (unaudited)            (unaudited)
         Net income - numerator for basic and diluted
          earnings per share                               $ 5,163    $ 8,454    $12,858    $14,006
         ==========================================================================================
         Denominator:
         Denominator for basic earnings per share -
          weighted average shares                           48,612     50,569     48,726     50,530
         Effect of dilutive securities - employee
          stock options                                        328        605        392        647
         ------------------------------------------------------------------------------------------
         Denominator for diluted earnings per share         48,940     51,174     49,118     51,177
         ==========================================================================================
         Basic earnings per share                          $  0.11    $  0.17    $  0.26    $  0.28
         Diluted earnings per share                        $  0.11    $  0.17    $  0.26    $  0.27
         ==========================================================================================

                  At June 30, 2000, 2,505,706 stock options at a weighted average exercise price of $8.75 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the three months ended June 30, 2000. The effect of these shares is antidilutive to diluted earnings per share for the three months ended June 30, 2000. At June 30, 2000, 2,407,636 stock options at a weighted average exercise price of $8.88 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the six months ended June 30, 2000. The effect of these shares is antidilutive to diluted earnings per share for the six months ended June 30, 2000.

                  During the fourth quarter of fiscal 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 2.0 million shares or approximately 4% of the Company's shares outstanding at that time. On March 22, 2000, the Company's Board of Directors approved the repurchase of up to an additional 2.0 million shares or approximately 4% of the Company's outstanding shares under the program. The Company repurchases the shares at its discretion in the open market and/or through privately negotiated transactions. During the fourth quarter of 1999 and through June 30, 2000, the Company repurchased an aggregate of 2.3 million of its shares under this program.

ITEM2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Comparison of the Three and Six Months ended June 30, 2000 and 1999

Results of Operations

         The Company's net income for the three months ended June 30, 2000 was $5.2 million or $0.11 basic and diluted earnings per common share, compared to $8.5 million or $0.17 basic and diluted earnings per common share for the three months ended June 30, 1999. Net interest income decreased $2.5 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 primarily due to a decrease in net interest margin. Non-interest income increased $1.0 million or 14.3%, while operating expenses increased $3.0 million or 15.7% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The Company's net income for the six months ended June 30, 2000 was $12.9 million or $0.26 basic and diluted earnings per common share, compared to $14.0 million or $0.28 basic earnings per common share and $0.27 diluted earnings per common share for the six months ended June 30, 1999. Net interest income decreased $3.0 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a decrease in net interest margin. Non-interest income increased $4.1 million or 31.6%, while operating expenses (excluding merger expenses) increased $4.8 million or 12.8% for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Net Interest Income

         The $2.5 million decrease in net interest income for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 is due to an increase of $8.1 million in interest expense offset by an increase of $5.6 million in interest income. Approximately $4.3 million of the increase in interest income is attributable to an increase of $227.7 million in interest-earning assets and approximately $1.3 million of the increase is due to an 18 basis points increase in yield on interest-earning assets. The average outstanding principal balance of loans increased $71.6 million and average investments increased $176.1 million during the three months ended June 30, 2000 compared to the three months ended June 30, 1999, which was offset in part by a $20.0 million reduction in the average outstanding interest-earning cash balance during the three months ended June 30, 2000 compared to the three months ended June 30, 1999.

         The $8.1 million increase in interest expense for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 is comprised of approximately $3.7 million attributable to an increase of $329.1 million in interest-bearing liabilities and approximately $4.4 million due to an increase of 65 basis points in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities is due to increases in market interest rates totaling 175 basis points since June 1999. Net interest margin decreased 61 basis points to 3.03% for the three months ended June 30, 2000 compared to 3.64% for the three months ended June 30, 1999. Net interest spread decreased 47 basis points to 2.51% for the three months ended June 30, 2000 compared to 2.98% for the three months ended June 30, 1999. The decrease in net interest margin is primarily due to the increased cost of funds attributable to the increases in market interest rates and the purchase of approximately $50.0 million of assets which generate fee income rather than interest income. Management expects further margin compression throughout the year 2000 due to the increases in interest rates by the Federal Reserve made in the first and second quarters of 2000 and possible future Federal Reserve interest rate hikes throughout the remainder of the year. Management remains focused on strategies to increase fee income as well as growth opportunities which are expected to mitigate the effects of margin compression.

         The $3.0 million decrease in net interest income for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 is due to an increase of $11.5 million in interest expense offset by an increase of $8.5 million in interest income. Approximately $5.8 million of the increase in interest income is attributable to an increase of $155.6 million in interest-earning assets and approximately $2.7 million of the increase is due to an increase of 18 basis points in yield on interest-earning assets. The $11.5 million increase in interest expense for the six months ended June 30, 2000 is comprised of approximately $5.8 million attributable to an increase of $251.3 million in interest-bearing liabilities and approximately $5.7 million attributable to an increase of 43 basis points in the cost of interest-bearing liabilities.

Provision for Loan Losses

         The provision for loan losses increased $0.7 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in the provision was due to loan growth and management's assessment of the characteristics of the Bank's loan portfolio, as well as economic considerations including the rising interest rate environment and its effects on the Bank's outstanding loans.

Non-Interest Income

         Non-interest income increased $1.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase is due to a $1.6 million increase in other income, attributable primarily to $0.7 million earned on the Bank's bank-owned life insurance and $0.5 million generated from the acquired subsidiaries, FNEF, NHI and Spectrum. Also contributing to the increase in non-interest income were increases in service charges on deposit accounts of $0.5 million, primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges. Further, in 1999, the Bank established a formal cash management department to enhance and sell cash management services to business customers. These increases were offset by decreases in gains on the sale of loans, investments and real estate of $1.1 million.

         Non-interest income increased $4.1 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase is due to a $2.9 million increase in other income, attributable primarily to $1.4 million earned on the Bank's bank-owned life insurance, $0.4 million additional gain on the First Palm Beach Bancorp's pension plan which was terminated in 1999 and approximately $0.6 million generated from the acquired subsidiaries, FNEF, NHI and Spectrum. Also contributing to the increase in non-interest income were increases in service charges on deposit accounts of $0.6 million primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges, and a $0.6 million increase in net gains on the sale of loans, investments and real estate.

Operating Expenses

         Total operating expenses increased $3.0 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. The increase in operating expenses is primarily due to increases in employee compensation and benefits, communication, data processing and other expenses, which increased $1.1 million, $0.4 million, $0.3 million and $1.2 million, respectively. Approximately $0.4 million of the increase in employee compensation and benefits is attributable to average annual salary increases of 4% and approximately $0.6 million of the increase is attributable to the acquired subsidiaries, FNEF, NHI and Spectrum. Costs associated with communication and data processing expenses increased as a direct result of adding the operations of acquired businesses. Other operating expenses increased $0.7 million, which relates primarily to outside services, courier expenses, correspondent bank charges, and printing and supplies expenses. These increases are a direct result of the Bank's overall growth and franchise expansion, along with ordinary cost increases. The growth of the Bank's operations included adding new trust services offices and new business banking locations. The Bank's franchise expansion is associated with the June 1999 acquisition of nine bank branches located in Tampa. The remaining $0.5 million of the increase is directly related to the acquisitions of the FNEF marine loan operation, NHI and the Spectrum financial services company. Certain operating expenses decreased during the three months ended June 30, 2000 compared to the three months ended June 30, 1999. Professional fees, advertising and promotion, and insurance expenses decreased by $28,000, $76,000 and $58,000, respectively. Insurance expense decreased primarily due to decreases in FDIC premiums that are directly tied to deposit balances.

         Total operating expenses (excluding merger related expenses of $2.4 million incurred in March, 1999), increased $4.7 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The increase in operating expenses is primarily due to increases in employee compensation and benefits, communication, data processing and other expenses, which increased $1.2 million, $0.5 million, $1.1 million and $1.9 million, respectively. The increase in employee compensation and benefits is attributable, in part, to average annual salary increases of 4% and approximately $1.0 million of the increase is attributable to the acquired subsidiaries, FNEF, NHI and Spectrum. Costs associated with communication and data processing expenses increased as a direct result of adding the operations of acquired businesses and the Bank's overall growth. Also, approximately $0.9 million of the increase in data processing expenses for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 is a direct result of the conversion of FPBB's in house data processing system to the Bank's outside data service bureau in late April of 1999. Other operating expenses also increased due primarily to the Bank's overall growth and franchise expansion. A $0.3 million increase in courier expenses and a $0.1 million increase in amortization expense is directly associated with the acquisition of the nine bank branch offices located in Tampa. A $0.2 million increase in printing and supplies expense and a $0.1 million increase in other operating expenses is a direct result of the expansion in the trust services and business banking areas. The remaining $0.7 million of the increase is directly related to the acquisitions of the FNEF marine loan operation, NHI and the Spectrum financial services company. Certain operating expenses decreased during the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Professional fees, advertising and promotion, and insurance expenses decreased by $80,000, $134,000 and $117,000, respectively.

Provision for Income Taxes

         Income tax expense decreased $1.9 million for the three months ended June 30, 2000 compared to the three months ended June 30, 1999 due to a decrease in income before income taxes of $5.2 million. The provision for income taxes decreased $1.3 million for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 due to a decrease in income before income taxes of $2.4 million, offset by a reduction in the effective tax rate. The decrease in the effective tax rate is due primarily to certain tax planning strategies that have been implemented by the Bank. In July 1999, the Bank established an indirect subsidiary to hold certain interests in a real estate investment trust ("REIT"). The REIT was established to hold certain loan portfolios transferred from the Bank, currently comprised primarily of commercial loans secured by real estate. Interest earnings of the REIT are not subject to certain state income taxes.

Loan Portfolio

         The following table sets forth the composition of the Bank's loan portfolio by type (excluding loans held for sale) at the periods indicated:

==========================================================================================================
                                                       June 30, 2000                  December 31, 1999
                                              ------------------------------------------------------------
(amounts in thousands)                           Amount             Percent       Amount           Percent
----------------------------------------------------------------------------------------------------------
Type of Loan:
Commercial real estate                        $   414,932              21%     $   400,168             22%
Residential property                              904,695              45          856,443             46
Construction                                       88,057               4           73,264              4
Consumer                                          234,200              12          250,088             14
Yacht                                             173,732               9          138,928              7
Commercial business                               188,335               9          122,695              7
----------------------------------------------------------------------------------------------------------
    Total Loans                                 2,003,951             100%       1,841,586            100%
----------------------------------------------------------------------------------------------------------
Less:
Discounts, premiums and deferred loan fees         (5,266)                          (3,148)
Allowance for loan losses                          23,193                           22,301
----------------------------------------------------------------------------------------------------------
   Total                                      $ 1,986,024                      $ 1,822,433
==========================================================================================================

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

         The following table shows the capital amounts and ratios of the Bank at June 30, 2000:

================================================================================
(dollars in thousands)                              Amount                Ratio
--------------------------------------------------------------------------------
Total risk based capital                          $ 220,819               12.06%
Tier 1 risk based capital                         $ 197,247               10.77%
Leverage capital                                  $ 197,247                6.01%
================================================================================

         The most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. At June 30, 2000, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

         To the extent that the demand for loan funds exceeds cash available from deposits, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks, enter into repurchase agreements or receive brokered deposits. Cash and cash equivalents decreased by approximately $11.2 million during the six months ended June 30, 2000. (See "Financial Condition").

Financial Condition

         Total assets increased approximately $193.1 million during the six months ended June 30, 2000 due primarily to increases of $150.4 million in total net loans, $55.0 million in investments and $2.8 million in goodwill, offset by decreases in cash and cash equivalents of $11.2 million, $3.0 million in Federal Home Loan Bank ("FHLB") stock and $3.6 million in bank owned life insurance. The increase in loans is primarily due to the purchase of $54.0 million in commercial real estate loans, the purchase of $78.0 million in residential mortgage loans, $200.1 million in loan production and approximately $50.7 million in yacht loans originated by FNEF, offset by $23.3 million in loan sales with the remainder attributable to loan paydowns and payoffs. The increase in investments was funded with proceeds from leveraged borrowings under repurchase agreements, which is consistent with the Bank's strategy to increase overall income through growth opportunities. The increase in goodwill is the result of the acquisitions of NHI and Spectrum (see Note 2). In addition, approximately $14.3 million in other assets were acquired with the acquisition of Spectrum, which was offset by decreases in various miscellaneous receivables of $13.7 million. The decrease in cash and cash equivalents is primarily the result of funding the loan and investment growth. The decrease in FHLB stock is attributable to a reduction in the outstanding balance of the Bank's advances from the FHLB. The FHLB requires member banks to invest in its stock based on each bank's level of outstanding borrowings with the FHLB.

         Total liabilities increased approximately $192.9 million due primarily to an increase of $359.2 million in borrowings associated with securities sold under agreements to repurchase ("repurchase agreements"), an $8.0 million increase in advances from borrowers for taxes and insurance and an increase of $7.0 million in other liabilities, offset by decreases in total deposits and FHLB advances and other borrowings of $111.0 million and $72.4 million, respectively. The Company increased its borrowings under repurchase agreements and acquired $10.2 million in brokered certificates of deposit to fund the reduction in outstanding advances from the FHLB, the anticipated run-off of certificates of deposit, which totaled $96.8 million during the six months ended June 30, 2000, and to fund lower yielding and non-interest bearing deposit run-off of approximately $14.2 million since December 31, 1999. The majority of the certificate of deposit run-off consists of higher priced certificates of deposit that continue to run-off under the Bank's pricing strategy. In response to recent interest rate increases by the Federal Reserve and competition in the Bank's market area, the Bank has increased its pricing; however, management expects certificates of deposit run-off to continue. The increase in repurchase agreements was also used to fund loan purchases, loan production, investment purchases and asset acquisitions. In order to manage the uncertainty inherent in its sources of funds, the Company continues to evaluate alternative funding sources and maintains and develops diversity and flexibility in the number and types of such sources.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As a bank holding company, Republic's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all financial instruments, other than those with short-term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's real estate loan portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade, Lee and Hillsborough counties in Florida, is subject to risks associated with the local economy.

         The Bank manages its interest rate risk exposure by limiting the amount of long-term fixed rate loans it holds for investment, increasing emphasis on shorter-term and/or adjustable rate loans for its portfolio, use of off-balance sheet financial agreements, increasing or decreasing the relative amounts of long-term and short-term borrowings and deposits and/or purchasing commitments to sell loans.

         The following table presents the Bank's exposure to interest rate risk at June 30, 2000:

==============================================================================================================================
                                                                                  June 30, 2000
                                                 -----------------------------------------------------------------------------
                                                 One Year or        1 to 3            3 to 5         Over 5          Total
                                                    Less            Years             Years          Years
                                                 -----------------------------------------------------------------------------
                                                                       (dollars in thousands)
Total interest-earning assets                    $ 1,163,465      $   810,598      $   574,409     $   573,931     $ 3,122,403
Total interest-bearing liabilities                 2,048,879          410,000           83,993         238,084       2,780,956
                                                 -----------      -----------      -----------     -----------     -----------
Interest rate sensitivity gap                    ($  885,414)     $   400,598      $   490,416     $   335,847     $   341,447
                                                 ===========      ===========      ===========     ===========     ===========
Cumulative interest rate sensitivity gap         ($  885,414)     ($  484,816)     $     5,600     $   341,447
                                                 ===========      ===========      ===========     ===========
Cumulative interest rate sensitivity gap as a
percent of total assets                               (26.30)%          (14.4)%           0.17%          10.14%
                                                 ===========      ===========      ===========     ===========
==============================================================================================================================

         1 In preparing the table above, certain assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money market, High yield checking and High yield savings account balances are included in one year or less. Fifty percent of NOW and regular savings account deposits are included in one year or less, and the remaining fifty percent are included in the greater than five year category. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

         In addition to the above, the Bank was committed to fund $313.6 million in new loans and $63.5 million in construction loans-in-process at June 30, 2000. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company*s balance sheet and management uses computer modeling to measure and reduce the effects that interest rate fluctuations have on income.

         At June 30, 2000, the Bank's one-year, cumulative interest rate sensitivity gap as a percentage of total assets was (26.3)%, which reflects a slight increase from (22.2)% at December 31, 1999. Management expects to reduce the interest rate exposure of the Bank as it continues to effect changes in the asset and liability mix during the remainder of fiscal 2000 and beyond.

         The current potential changes in future earnings relating to financial assets and liabilities as of June 30, 2000 are as follows:

================================================================================
                                             Potential Change in Future Earnings
                                                            Year 1
--------------------------------------------------------------------------------
Interest Rate Change in Basis Points:
+ 100                                                      (9.80)%
- 100                                                       5.40 %
================================================================================

                  The most significant assumptions used in this simulation concern the repricing rates of demand and other non-maturity deposits and loan prepayment rates. In both an increasing or decreasing rate environment, money market accounts are assumed to have the following lag characteristics: the Bank will recognize 25 percent of the rate change at six months. High yield savings and checking accounts will recognize 100 percent of the rate change one month after the change in market rate. NOW and regular savings deposit accounts are considered to be non-interest rate sensitive. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing that may react in different degrees to changes in market interest rates.

         In addition to the above, the Bank has entered into an interest rate derivative contract known as a "cap" to help protect the Bank's interest margin in periods of rising interest rates, the impact of which is reflected in the change in future earnings in the rising rate scenario.

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

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)  The following exhibit is filed as part of this report:

              27  Financial Data Schedule (for SEC use only).

         (b) During the three months ended June 30, 2000, the Company filed a Current Report on Form 8-K dated April 18, 2000, reporting its earnings for the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REPUBLIC SECURITY FINANCIAL CORPORATION
                                       ---------------------------------------
                                                    (Registrant)



Date: August 9, 2000                   /S/ RICHARD J. HASKINS
     --------------------              ---------------------------------------
                                        Richard J. Haskins
                                        Senior Executive Vice President & CFO
                                        (Principal Financial Officer)



Date: August 9, 2000                   /S/ MARK P. SNELLING
     --------------------              ---------------------------------------
                                        Mark P. Snelling
                                        Vice President/Controller
                                        (Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  27               Financial Data Schedule