Form 10-Q
period 2000-09-30
REPUBLIC SECURITY FINANCIAL CORP
filed 2000-11-14
CIK 743136

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation of organization)             Identification No.)



             450 South Australian Avenue, West Palm Beach, FL 33401
             ------------------------------------------------------
               (Address of principal executive offices) (Zip code)

        Registrant's telephone number, including area code (561) 655-8511


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes _X_   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                           Outstanding as of October 30, 2000
           -----                           ----------------------------------
           Common Stock                    48,614,060
           Par value $.01 per share

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                            Page
                                                                                                            ----
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
for Forward-Looking Information.............................................................................. 1

PART I:       FINANCIAL INFORMATION

Item 1:       Financial Statements:

              Condensed Consolidated Statements of Financial Condition
              as of September 30, 2000, unaudited and December 31, 1999...................................... 2

              Condensed Consolidated Statements of Income, unaudited for the three months ended September 30, 2000 and 1999................................................. 3

              Condensed Consolidated Statements of Income, unaudited for the nine months ended September 2000 and 1999...................................................... 4

              Condensed Consolidated Statements of Comprehensive Income, unaudited for the three and nine months ended September 30, 2000 and 1999........................................ 5

              Condensed Consolidated Statements of Shareholders' Equity for the
              nine months ended September 30, 2000, unaudited and the year ended December 31, 1999........... 6

              Condensed Consolidated Statements of Cash Flows, unaudited for the nine months ended September 30, 2000 and 1999.................................................. 7

              Notes to Condensed Consolidated Financial Statements........................................... 8

Item 2:       Management's Discussion and Analysis of Financial Condition and
              Results of Operations.......................................................................... 12

Item 3:       Quantitative and Qualitative Disclosures about Market Risk..................................... 16

PART II:      OTHER INFORMATION:

Item 1:       Legal Proceedings.............................................................................. 18

Item 2:       Changes in Securities and Use of Proceeds...................................................... 18

Item 3:       Defaults Upon Senior Securities................................................................ 18

Item 4:       Submission of Matters to a Vote of Security Holders............................................ 18

Item 5:       Other Information.............................................................................. 18

Item 6:       Exhibits and Reports on Form 8-K............................................................... 18

              Signatures..................................................................................... 19

   Safe Harbor Statement Under the Private Securities Litigation Reform Act of
                      1995 for Forward-Looking Information

         Information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected in forward-looking statements. The use of forward-looking statements can be identified by statements that express or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "projection," or "outlook"), are not historical facts and may be forward-looking. Such statements involve estimates, assumptions, and uncertainties which include, but are not limited to, overall business conditions, particularly in the business markets in which the Company, the Bank and the Bank's wholly-owned subsidiaries, Spectrum Financial Corporation, RSAM Holdings, Inc., RS Maritime Corporation (d/b/a First New England Financial) and Republic Security Insurance Agency operate; general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors that affect the Company's operations, pricing, products and services.

         The following important factors could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company. All forward-looking statements speak only as of the date on which such statements are made, and the Company does not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The most significant factors that could cause the assumptions underlying the forward-looking statements and the actual results of the Company to differ materially from those expressed in or implied by those forward-looking statements include, but are not limited to the following:

o adverse general economic conditions and/or adverse economic conditions in the counties in which our banking centers are located;

o intense competition for depositors and borrowers from financial institutions with much greater resources than the Bank;

o        fiscal and monetary policies of the U.S. government;

o        changes in interest rates and

o        adverse changes in laws and regulations


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

PART I - FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

---------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
===============================================================================================================
                                                                             September 30,       December 31,
(amounts in thousands except share and per share data)                           2000               1999
---------------------------------------------------------------------------------------------------------------
Assets                                                                       (unaudited)
Cash and amounts due from depository institutions                           $     40,858          $   73,054
Interest-bearing deposits in other financial institutions                         91,723              41,201
Federal funds sold                                                                    --               3,595
---------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents                                                    132,581             117,850
Investments available-for-sale                                                   836,653             792,125
Investments held to maturity (Market value of $133,180 and $139,383 at
    September 30, 2000 and December 31, 1999, respectively)                      138,602             147,275
Loans receivable - net                                                         2,006,048           1,822,433
Loans held for sale (Market value of $45,300 and $62,000 at
  September 30, 2000 and December 31, 1999, respectively)                         45,300              62,000
Property and equipment - net                                                      64,231              65,349
Other real estate owned - net                                                        986               2,004
Federal Home Loan Bank Stock and FRB Stock                                        29,284              34,821
Goodwill - net                                                                    20,101              17,715
Bank owned life insurance                                                         55,157              58,039
Deferred taxes - net                                                              14,629              16,564
Accrued interest receivable                                                       19,746              16,986
Other assets                                                                      33,662              39,051
---------------------------------------------------------------------------------------------------------------
Total assets                                                                $  3,396,980         $ 3,192,212
---------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Liabilities:
Deposits                                                                    $  2,013,253         $ 2,064,936
Federal Home Loan Bank advances and other borrowings                             487,879             618,996
Securities sold under agreements to repurchase                                   608,839             248,521
Senior debentures, net of unamortized issuance costs                              20,534              20,531
Advances from borrowers for taxes and insurance                                   17,895               5,908
Bank drafts payable                                                               15,581              11,208
Other liabilities                                                                 26,118              21,450
---------------------------------------------------------------------------------------------------------------
Total liabilities                                                              3,190,099           2,991,550
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies shareholders' equity:
Common stock $.01 par value; 500,000,000 shares authorized;
   50,918,804 and 50,748,419 issued shares; outstanding 48,579,304 and
   49,696,419 (net of  treasury stock) at September 30, 2000 and
   December 31, 1999, respectively                                                   509                 508
Treasury stock (2,339,500 and 1,052,000 shares repurchased at September 30,
   2000 and December 31, 1999, respectively)                                         (23)                (11)
Additional paid-in capital                                                       116,742             124,931
Retained earnings                                                                103,754              94,934
Accumulated other comprehensive loss, net of taxes                               (14,101)            (19,700)
---------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                       206,881             200,662
---------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                  $  3,396,980         $ 3,192,212
---------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
===============================================================================================================

---------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
===============================================================================================================
                                                                               Three Months Ended
                                                                                  September 30,
                                                                   --------------------------------------------
(amounts in thousands except per share data)                                     2000               1999
---------------------------------------------------------------------------------------------------------------
Interest Income:                                                             (unaudited)         (unaudited)
Interest and fees on loans                                                  $     42,386          $   38,167
Interest and dividends on investments                                             17,607              13,704
---------------------------------------------------------------------------------------------------------------
                                                                                  59,993              51,871
---------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                              19,888              19,560
Interest on borrowings                                                            18,604               7,852
---------------------------------------------------------------------------------------------------------------
                                                                                  38,492              27,412
---------------------------------------------------------------------------------------------------------------
Net interest income                                                               21,501              24,459
Provision for loan losses                                                            700                 300
---------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               20,801              24,159
---------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                                3,662               3,293
Net gain on sales of loans                                                         1,343               2,046
Net (loss) gain on sales of investments available-for-sale                           (5)                 789
Net gain on real estate transactions                                               1,013                  --
Other income                                                                       4,280               2,131
---------------------------------------------------------------------------------------------------------------
                                                                                  10,293               8,259
---------------------------------------------------------------------------------------------------------------
Operating Expenses:
Employee compensation and benefits                                                10,769               9,548
Occupancy and equipment                                                            5,167               4,912
Professional fees                                                                    674                 325
Advertising and promotion                                                            242                 397
Communications                                                                     1,066                 558
Insurance                                                                            398                 418
Data processing                                                                    1,683                 971
Other                                                                              3,853               2,767
---------------------------------------------------------------------------------------------------------------
                                                                                  23,852              19,896
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                                         7,242              12,522
Income tax expense                                                                 2,527               4,487
---------------------------------------------------------------------------------------------------------------
Net income and income applicable to common stock                            $      4,715          $    8,035
---------------------------------------------------------------------------------------------------------------
Per share data:
Basic earnings                                                              $       0.10          $     0.16
Diluted earnings                                                            $       0.10          $     0.16
Dividends                                                                   $       0.06          $     0.06
---------------------------------------------------------------------------------------------------------------
Weighted average common shares and common stock equivalents outstanding:
Basic                                                                             48,579              50,632
Diluted                                                                           48,888              51,201
---------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
===============================================================================================================

------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
============================================================================================================
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                   -----------------------------------------
(amounts in thousands except per share data)                                     2000               1999
------------------------------------------------------------------------------------------------------------
Interest Income:                                                             (unaudited)         (unaudited)
Interest and fees on loans                                                  $    121,544    $     117,680
Interest and dividends on investments                                             52,026           39,273
------------------------------------------------------------------------------------------------------------
                                                                                 173,570          156,953
------------------------------------------------------------------------------------------------------------
Interest Expense:
Interest on deposits                                                              57,044           62,873
Interest on borrowings                                                            48,613           20,251
------------------------------------------------------------------------------------------------------------
                                                                                 105,657           83,124
------------------------------------------------------------------------------------------------------------
Net interest income                                                               67,913           73,829
Provision for loan losses                                                          2,700            1,100
------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                               65,213           72,729
------------------------------------------------------------------------------------------------------------
Non-Interest Income:
Service charges on deposit accounts                                               10,238            9,258
Net gain on sales of loans                                                         2,872            4,361
Net gain on sales of investments available-for-sale                                  368              966
Net gain on real estate transactions                                               3,367            1,122
Other income                                                                      10,688            5,650
------------------------------------------------------------------------------------------------------------
                                                                                  27,533           21,357
------------------------------------------------------------------------------------------------------------
Operating Expenses:
Employee compensation and benefits                                                29,931           27,513
Occupancy and equipment                                                           14,799           14,198
Professional fees                                                                  1,513            1,244
Advertising and promotion                                                            764            1,053
Communications                                                                     2,910            1,834
Insurance                                                                          1,201            1,338
Data processing                                                                    4,307            2,488
Other                                                                             10,563            7,571
Merger expenses                                                                       --            2,381
------------------------------------------------------------------------------------------------------------
                                                                                  65,988           59,620
------------------------------------------------------------------------------------------------------------
Income before income taxes                                                        26,758           34,466
Income tax expense                                                                 9,185           12,425
------------------------------------------------------------------------------------------------------------
Net income and income applicable to common stock                            $     17,573    $      22,041
------------------------------------------------------------------------------------------------------------
Per share data:
Basic earnings                                                              $       0.36    $        0.44
Diluted earnings                                                            $       0.36    $        0.43
Dividends                                                                   $       0.18    $        0.18
------------------------------------------------------------------------------------------------------------
Weighted average common shares and common stock equivalents outstanding:
Basic                                                                             48,677           50,564
Diluted                                                                           49,063           51,191
------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
============================================================================================================

------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
============================================================================================================
                                                                               Three Months Ended
                                                                                  September 30,
                                                                   -----------------------------------------
(amounts in thousands)                                                           2000               1999
------------------------------------------------------------------------------------------------------------
Interest Income:                                                             (unaudited)         (unaudited)
Net income                                                                  $      4,715    $       8,035
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments available-for-sale arising during the period, net of taxes of $2,493 and ($1,116) in 2000 and 1999,
     respectively.                                                                 4,242           (1,404)
    Reclassification adjustment for amounts realized on sale of investments
     included  in net income, net of taxes of $2 and ($292) in 2000 and 1999,          3             (497)
     respectively.
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $      8,960    $       6,134
------------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                  September 30,
                                                                   -----------------------------------------
(amounts in thousands)                                                           2000               1999
------------------------------------------------------------------------------------------------------------
Interest Income:                                                             (unaudited)         (unaudited)
Net income                                                                  $     17,573    $      22,041
Other comprehensive income, net of tax:
    Unrealized gain (loss) on investments available-for-sale arising during the period, net of taxes of $3,288 and ($7,664) in 2000 and 1999,
     respectively.                                                                 5,831          (12,441)
    Reclassification adjustment for amounts realized on sale of investments included in net income, net of taxes of ($136) and ($357) in 2000 and
     1999, respectively.                                                            (232)            (609)
------------------------------------------------------------------------------------------------------------
Comprehensive income                                                        $     23,172    $       8,991
------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
============================================================================================================

------------------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
========================================================================================================================
                                                                                                           Accumulated
                                                                        Additional                        Comprehensive
                                                          Common         Paid-in           Retained       Income (Loss),
(amounts in thousands except share data)                   Stock         Capital           Earnings       Net of Taxes
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998                            $      497     $      128,044     $      77,732    $      1,705
------------------------------------------------------------------------------------------------------------------------
Exercise of stock options - 1,071,290 shares                 11              5,613
Purchase of treasury stock - 1,052,000 shares               (11)            (8,726)
Cash dividends                                                                               (11,978)
Cash dividends paid by pooled company                                                           (289)
Net income                                                                                    29,469
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                                              (21,405)
------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                                   497            124,931            94,934         (19,700)
------------------------------------------------------------------------------------------------------------------------
Purchase of treasury stock - 1,287,500 shares               (13)            (9,237)
Issuance of stock for the purchase of NHI -                   2              1,048
170,385 shares
Cash dividends                                                                                (8,753)
Net income                                                                                    17,573
Changes in accumulated other comprehensive
    income (loss), net of taxes                                                                                5,599
------------------------------------------------------------------------------------------------------------------------
Balance September 30, 2000 (unaudited)               $      486     $      116,742     $     103,754    $    (14,101)
------------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
========================================================================================================================

----------------------------------------------------------------------------------------------------------------------
REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
======================================================================================================================
                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                              ----------------------------------------
(amounts in thousands)                                                           2000                     1999
----------------------------------------------------------------------------------------------------------------------
Operating Activities:                                                        (unaudited)            (unaudited)
Net income                                                                  $     17,573          $         22,041
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for loan losses                                                          2,700                     1,100
Depreciation and amortization                                                      7,497                     6,439
Amortization of deferred loan fees and costs                                         407                       440
Net gain on sales of loans                                                        (2,872)                   (4,361)
Proceeds from loan sales, net                                                     38,727                   149,970
Net gain on sales of investments available-for-sale                                 (368)                     (966)
Other - net                                                                       20,056                      (218)
----------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                         83,720                   174,445
----------------------------------------------------------------------------------------------------------------------
Investing Activities:
Cash and cash equivalents acquired in branch purchase                                 --                    24,694
Cash paid for acquired subsidiaries                                               (8,550)                   (6,814)
Purchase of investments available-for-sale                                      (188,815)                 (234,584)
Purchase of investments held to maturity                                              --                  (147,999)
Proceeds from sales of investments available-for-sale                             95,296                   189,538
Principal payments on securities                                                  67,729                   109,858
Loans purchased for investment                                                  (175,609)                 (167,478)
Net (increase) decrease in loans                                                 (34,407)                  164,925
Net sales (purchases) of property and equipment                                    1,751                   (16,277)
Other - net                                                                       14,101                      (494)
----------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (228,504)                  (84,631)
----------------------------------------------------------------------------------------------------------------------
Financing Activities:
Net decrease in demand deposits, NOW accounts, Money Market accounts and
savings accounts                                                                 (23,743)                  (22,312)
Net decrease in time deposits                                                    (27,940)                 (242,556)
Purchase of treasury stock, at cost                                               (9,250)                       --
(Decrease) increase in FHLB advances and other borrowings                       (131,117)                  105,250
Purchase of senior debentures                                                         --                    (4,612)
Net increase in securities sold under agreements to repurchase                   360,318                    99,021
Cash dividends                                                                    (8,753)                   (9,244)
Other - net                                                                           --                     5,190
----------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              159,515                   (69,263)
----------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                             14,731                    20,551
Cash and cash equivalents at beginning of period                                 117,850                   181,141
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $    132,581          $        201,692
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes                                                  $      7,150          $          9,675
Cash paid for interest on deposits and other borrowings                     $    103,668          $         82,329
----------------------------------------------------------------------------------------------------------------------
See notes to condensed consolidated financial statements
======================================================================================================================

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

1.       Basis of Presentation

                  The accompanying unaudited condensed consolidated financial statements include the accounts of Republic Security Financial Corporation ("Republic") and its wholly-owned subsidiary, Republic Security Bank ("the Bank"), as well as the Bank's wholly owned subsidiaries, RS Maritime Corporation d/b/a First New England Financial ("FNEF"), Spectrum Financial Corporation ("Spectrum"), Republic Security Insurance Agency ("RSIA"), and RSAM Holdings, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company's management, the financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of its operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months then ended.

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

2.       Non-Performing Assets and Allowance for Loan Losses

                  At September 30, 2000, the Bank had $10.2 million in non-performing assets (loans 90 days or more past due, other real estate owned and repossessed assets) compared to $18.4 million at December 31, 1999. The provision for loan losses was $0.7 million and $0.3 million for the three months ended September 30, 2000 and 1999, respectively.

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

                  In the normal course of business, the Bank has recognized and will continue to recognize losses resulting from the inability of certain borrowers to repay loans and the insufficient realizable value of

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         collateral securing such loans. Accordingly, management has established an allowance for loan losses which totaled $22.8 million and $22.3 million at September 30, 2000 and December 31, 1999, respectively.

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

           An analysis of changes in the allowance for loan losses is summarized as follows:

         -------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                              September 30,
         (in thousands)                                                                           2000
         -------------------------------------------------------------------------------------------------------
         Beginning balance                                                                   $        22,301

         Reserves acquired in connection with purchase of loans                                        1,929

         Provision for losses                                                                          2,700

         Recoveries                                                                                    1,031

         Charge-offs                                                                                  (5,210)
         -------------------------------------------------------------------------------------------------------
         Ending balance                                                                      $        22,751
         =======================================================================================================

3.       Off-Balance Sheet Financial Agreements and Commitments

                  The Bank entered into an interest rate cap agreement on June 1, 2000. This financial agreement, frequently called an interest rate derivative, is used to help manage the Bank's exposure to changes in interest rates. The interest rate cap is used as a means of mitigating the effects of further interest margin compression should there be further increases in market interest rates. The notional amount of the cap at September 30, 2000 was $250.0 million. The adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" in fiscal 2001, which requires derivative instruments to be carried at their fair value on the balance sheet, is not expected to have a material impact on the financial condition, operations or cash flows of the Company.

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

                  At September 30, 2000, the Bank had adjustable rate commitments to extend credit of approximately $312.4 million, excluding the undisbursed portion of loans-in-process. These commitments are primarily for commercial lines of credit secured by commercial real estate or other business assets and for one-to four family residential properties.

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

5.       Earnings  per Common Share

         The following table sets forth the computation of basic and diluted earnings per share:

          -------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended       Nine Months Ended
                                                                    September 30,            September 30,
                                                                 ---------------------     ------------------
          (amounts in thousands except per share data)             2000          1999       2000       1999
          -------------------------------------------------------------------------------------------------------
          Numerator:                                                 (unaudited)              (unaudited)
          Net income - numerator for basic and diluted
          earnings per share                                     $   4,715    $ 8,035  $  17,573     $ 22,041
          =======================================================================================================
          Denominator:
          Denominator for basic earnings per share - weighted
          average shares                                            48,579     50,632     48,677       50,564
          Effect of dilutive securities - employee stock options       309        569        386          627
          -------------------------------------------------------------------------------------------------------
          Denominator for diluted earnings per share                48,888     51,201     49,063       51,191
          =======================================================================================================
          Basic earnings per share                               $    0.10    $  0.16  $    0.36     $   0.44
          Diluted earnings per share                             $    0.10    $  0.16  $    0.36     $   0.43
          =======================================================================================================

                  At September 30, 2000, 2,645,850 stock options at a weighted average exercise price of $8.55 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the three months ended September 30, 2000. The effect of these shares is antidilutive to diluted earnings per share for the three months ended September 30, 2000. At September 30, 2000, 2,442,636 stock options at a weighted average exercise price of $8.84 were outstanding that could potentially dilute earnings per share in future periods, but which were not included in the computation of diluted earnings per share for the nine months ended September 30, 2000. The effect of these shares is antidilutive to diluted earnings per share for the nine months ended September 30, 2000.

                  During the fourth quarter of fiscal 1999, the Company's Board of Directors authorized a common stock repurchase program of up to 2.0 million shares or approximately 4% of the Company's shares outstanding at that time. On March 22, 2000, the Company's Board of Directors approved the repurchase of up to an additional 2.0 million shares or approximately 4% of the Company's outstanding shares under the program. The company repurchases the shares at its discretion in the open market and/or through privately negotiated transactions. During the fourth quarter of 1999 and through June 30, 2000, the Company repurchased an aggregate of 2.3 million of its shares under this program. Pursuant to the agreement entered into with Wachovia Corporation (see Note 6) the Company has agreed not to repurchase any of its shares.

            REPUBLIC SECURITY FINANCIAL CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.       Subsequent Events

                  On October 29, 2000, RSFC signed a definitive agreement to be acquired by Wachovia Corporation ("Wachovia"). The total purchase price will be $344.0 million in Wachovia common shares. The agreement provides for a tax-free exchange of Wachovia common shares for RSFC common shares with a minimum exchange ratio of .1245 and a maximum of .1521 Wachovia common shares for each RSFC share, resulting in a current valuation of $7.00 for each RSFC share. Reference is made to the Company's filing on Form 8-K, filed on November 8, 2000, with reference to the merger with Wachovia. The transaction is subject to regulatory and shareholder approvals and is expected to close in the first quarter of 2001.

                  On October 10, 2000, the Bank executed a definitive agreement with TIB Financial Corporation to sell the loans, deposits, real estate and other fixed assets associated with two branches located in Homestead, Florida. The transaction is subject to regulatory approval and is expected to be completed by year end.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    Comparison of the Three and Nine Months ended September 30, 2000 and 1999

         Results of Operations

                  The Company's net income for the three months ended September 30, 2000 was $4.7 million or $0.10 basic and diluted earnings per common share, compared to $8.0 million or $0.16 basic and diluted earnings per common share for the three months ended September 30, 1999. Net interest income decreased $3.0 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 primarily due to an increase in the cost of interest-bearing liabilities. Non-interest income increased $2.0 million or 25%, while operating expenses increased $4.0 million or 20% for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The Company's net income for the nine months ended September 30, 2000 was $17.6 million or $0.36 basic and diluted earnings per common share, compared to $22.0 million or $0.44 basic earnings per common share and $0.43 diluted earnings per common share for the nine months ended September 30, 1999. Net interest income decreased $5.9 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to an increase in the cost of interest-bearing liabilities. Non-interest income increased $6.2 million or 29% while operating expenses (excluding merger expenses) increased $8.7 million or 15% for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

         Net Interest Income

                  The $3.0 million decrease in net interest income for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 is due to an increase of $11.1 million in interest expense offset by an increase of $8.1 million in interest income. Approximately $5.2 million of the increase in interest income is attributable to an increase of $280.8 million in interest-earning assets and approximately $2.9 million of the increase is due to a 38 basis points increase in yield on interest-earning assets. The average outstanding principal balance of loans increased $111.5 million and average investments increased $171.8 million during the three months ended September 30, 2000 compared to the three months ended September 30, 1999, which was offset in part by a $2.5 million reduction in the average outstanding interest-earning cash balance during the three months ended September 30, 2000 compared to the three months ended September 30, 1999.

                  The $11.1 million increase in interest expense for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 is comprised of approximately $4.2 million attributable to an increase of $372.4 million in interest-bearing liabilities and approximately $6.9 million due to an increase of 99 basis points in the cost of interest-bearing liabilities. The increase in the cost of interest-bearing liabilities is due to the effect of increases in market interest rates totaling 125 basis points since September 1999. Net interest margin decreased 71 basis points to 2.80% for the three months ended September 30, 2000 compared to 3.51% for the three months ended September 30, 1999. Net interest spread decreased 65 basis points to 2.27% for the three months ended September 30, 2000 compared to 2.92% for the three months ended September 30, 1999. The decrease in net interest margin is primarily due to the increased cost of funds attributable to the effect of increases in market interest rates and the purchase of approximately $50.0 million of bank-owned life insurance which generates fee income rather than interest income. Management expects further margin compression throughout the year 2000 due to the increases in interest rates by the Federal Reserve made in the first and second quarters of 2000. Future Federal Reserve interest rate hikes throughout the remainder of the year would also increase margin compression.

                  The $5.9 million decrease in net interest income for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 is due to an increase of $22.5 million in interest expense offset by an increase of $16.6 million in interest income. Approximately $11.0 million of the increase in interest income is attributable to an increase of $197.3 million in interest-earning assets and approximately $5.6 million of the increase is due to an increase of 25 basis points in yield on interest-earning assets. The $22.5 million increase in interest expense for the nine months ended September 30, 2000 is comprised of approximately $10.0 million attributable to an increase of $291.7 million in interest-bearing liabilities and approximately $12.5 million attributable to an increase of 62 basis points in the cost of interest-bearing liabilities.

         Provision for Loan Losses

                  The provision for loan losses increased $0.4 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in the provision was due to loan growth and management's assessment of the characteristics of the Bank's loan portfolio.

         Non-Interest Income

                  Non-interest income increased $2.0 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase is due to a $2.1 million increase in other income, attributable primarily to $0.9 million earned on the Bank's bank-owned life insurance and $1.2 million generated by the acquired subsidiaries, FNEF, NHI and Spectrum. Also contributing to the increase in non-interest income were increases in service charges on deposit accounts of $0.4 million, primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges, as well as the results of the Bank's establishment of a cash management department in 1999 to enhance and sell cash management services to business customers. These increases were offset by a net decrease in gains on the sale of loans, investments and real estate of $0.5 million.

                  Non-interest income increased $6.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase is due to a $5.0 million increase in other income, attributable primarily to $2.4 million earned on the Bank's bank-owned life insurance, $0.4 million additional gain on the First Palm Beach Bancorp's pension plan which was terminated in 1999 and approximately $1.9 million generated from the acquired subsidiaries, FNEF, NHI and Spectrum. Also contributing to the increase in non-interest income were increases in service charges on deposit accounts of $1.1 million, primarily due to an increased volume in transaction accounts and an increase in the usage of products subject to service charges.

         Operating Expenses

                  Total operating expenses increased $4.0 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999. The increase in operating expenses is primarily due to increases in employee compensation and benefits, communication, data processing and other expenses, which increased $1.2 million, $0.5 million, $0.7 million and $1.1 million, respectively. Approximately $0.4 million of the increase in employee compensation and benefits is attributable to average annual salary increases of 4% and approximately $0.8 million of the increase is attributable to the acquired subsidiaries, FNEF, NHI and Spectrum. Costs associated with communication and data processing expenses increased as a direct result of adding the operations of acquired businesses and the Bank's overall growth. Other operating expenses increased $1.1 million, which relates primarily to director retirement plans, outside services, courier expenses, correspondent bank charges and printing and supplies expenses. These increases are a direct result of the Bank's overall growth, along with ordinary cost increases. The growth of the Bank's operations included adding new trust services offices and new business banking locations. The remaining $0.4 million of the increase is directly related to the acquisitions of the FNEF marine loan operation, NHI and the Spectrum financial services company.

                  Total operating expenses (excluding merger related expenses of $2.4 million incurred in March, 1999), increased $8.7 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The increase in operating expenses is primarily due to increases in employee compensation and benefits, communication, data processing and other expenses, which increased $2.4 million, $1.1 million, $1.8 million and $3.0 million, respectively. The increase in employee compensation and benefits is attributable, in part, to average annual salary increases of 4% and approximately $1.7 million of the increase is attributable to the acquired subsidiaries, FNEF, NHI and Spectrum. Costs associated with communication and data processing expenses increased as a direct result of adding the operations of acquired businesses and the Bank's overall growth. Also, approximately $0.9 million of the increase in data processing expenses for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 is a direct result of the conversion of FPBB's in house data processing system to the Bank's outside data service bureau in late April of 1999. Other operating expenses also increased due primarily to the Bank's overall growth and franchise expansion, along with ordinary cost increases, which resulted in a $0.2 million increase in director retirement plans expense, a $0.2 million increase in outside services expense, a $0.3 million increase in courier expenses, a $0.3 million increase in printing and supplies expense and a $0.3 million increase in other operating expenses. The remaining $1.1 million of the increase is directly related to the acquisitions of the FNEF marine loan operation, NHI and the Spectrum financial services company.

         Provision for Income Taxes

                  Income tax expense decreased $2.0 million for the three months ended September 30, 2000 compared to the three months ended September 30, 1999 due to a decrease in income before income taxes of $5.3 million. The provision for income taxes decreased $3.2 million for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 due to a decrease in income before income taxes of $7.7 million, offset by a reduction in the effective tax rate. The decrease in the effective tax rate is due primarily to certain tax planning strategies that have been implemented by the Bank. In July 1999, the Bank established an indirect subsidiary to hold certain assets in a real estate investment trust ("REIT"). The REIT was established to hold certain loan portfolios transferred from the Bank, currently comprised primarily of commercial loans secured by real estate. Interest earnings of the REIT are not subject to certain state income taxes.

         Loan Portfolio

                  The following table sets forth the composition of the Bank's loan portfolio by type (excluding loans held for sale) at the periods indicated:

        ------------------------------------------------------------------------------------------------------------
                                                        September 30, 2000                  December 31, 1999
                                                      ------------------------             ---------------------
        (amounts in thousands)                          Amount       Percent              Amount        Percent
        ------------------------------------------------------------------------------------------------------------
        Type of Loan:
        Commercial real estate                       $     419,609        21%        $     400,168            22%
        Residential property                               878,615         43              856,443             46
        Construction                                        68,983          3               73,264              4
        Consumer                                           278,966         14              250,088             14
        Yacht                                              179,215          9              138,928              7
        Commercial business                                198,242         10              122,695              7
        ------------------------------------------------------------------------------------------------------------
             Total Loans                                 2,023,630       100%            1,841,586           100%
        ------------------------------------------------------------------------------------------------------------
        Less:
        Discounts, premiums and deferred loan fees          (5,169)                         (3,148)
        Allowance for loan losses                           22,751                          22,301
        ------------------------------------------------------------------------------------------------------------
             Total                                   $   2,006,048                    $  1,822,433
        ============================================================================================================


         Liquidity, Sources of Capital and Capital Requirements

                  The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to judgements by the regulators about components, risk weighting, and other factors.

                  Quantitative measures established by regulation to ensure capital adequacy require Republic and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).

                  The following table shows the capital amounts and ratios of the Bank at September 30, 2000:

        ------------------------------------------------------------------------------------------------------------
        (dollars in thousands)                                                Amount                 Ratio
        ------------------------------------------------------------------------------------------------------------
        Total risk based capital                                     $       225,946                11.98%

        Tier 1 risk based capital                                    $       202,816                10.75%

        Leverage capital                                             $       202,816                 6.10%
        ============================================================================================================

                  The most recent notification from the Federal Reserve Bank categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. At September 30, 2000, the Bank exceeded each of the regulatory capital requirements and was considered a "well capitalized" institution for regulatory purposes.

                  To the extent that the demand for loan funds exceeds cash available from deposits, the Bank may borrow funds from the Federal Home Loan Bank of Atlanta, draw on lines of credit with commercial banks, enter into repurchase agreements or acquire brokered deposits. Cash and cash equivalents increased by approximately $14.7 million during the nine months ended September 30, 2000. (See "Financial Condition").

         Financial Condition

                  Total assets increased approximately $204.8 million during the nine months ended September 30, 2000 due primarily to increases of $14.7 million in cash and cash equivalents, $166.9 million in total net loans, $35.9 million in investments and $2.4 million in goodwill, offset by decreases of $5.5 million in Federal Home Loan Bank ("FHLB") stock, $2.9 million in bank-owned life insurance, $1.9 million in deferred taxes, net and $5.4 million in other assets. The increase in loans is primarily due to the purchase of $53.5 million in commercial real estate loans, $77.5 million in residential mortgage loans and $43.0 million in consumer loans, $369.8 million in loan production and approximately $63.7 million in yacht loans originated by FNEF, offset by $64.8 million in loan sales, with the remainder attributable to loan paydowns and payoffs. The increase in investments was funded with proceeds from leveraged borrowings under repurchase agreements, which is consistent with the Bank's strategy to increase overall income through growth opportunities. The increase in goodwill is the result of the acquisitions of NHI and Spectrum. In addition, approximately $14.3 million in other assets were acquired with the acquisition of Spectrum, which was offset by decreases in various miscellaneous receivables of $19.7 million. The decrease in FHLB stock is attributable to a reduction in the outstanding balance of the Bank's advances from the FHLB. The FHLB requires member banks to invest in its stock based on each bank's level of outstanding borrowings with the FHLB.

                Total liabilities increased approximately $198.5 million due primarily to an increase of $360.3 million in borrowings associated with securities sold under agreements to repurchase ("repurchase agreements"), a $12.0 million increase in advances from borrowers for taxes and insurance, an increase of $4.4 million in bank drafts payable and an increase of $4.7 million in other liabilities, offset by decreases in total deposits and FHLB advances and other borrowings of $51.7 million and $131.1 million, respectively. The Company increased its borrowings under repurchase agreements and acquired $10.2 million in brokered certificates of deposit to fund the reduction in outstanding advances from the FHLB, the anticipated run-off of certificates of deposit, which totaled $27.9 million during the nine months ended September 30, 2000, and to fund lower yielding and non-interest bearing deposit run-off of approximately $23.7 million since December 31, 1999. In response to recent interest rate increases by the Federal Reserve and competition in the Bank's market area, the Bank has increased its deposit pricing; subsequent to the increase, the Bank has experienced a significant decrease in certificate of deposit run-off. The increase in repurchase agreements was also used to fund loan purchases, loan production, investment purchases and asset acquisitions. In order to manage the uncertainty inherent in its sources of funds, the Company continues to evaluate alternative funding sources and maintains and develops diversity and flexibility in the number and types of such sources.

       ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                  As a bank holding company, Republic's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on a large portion of the Bank's assets and liabilities and the market value of all financial instruments, other than those with short-term maturities. All of the Company's interest rate risk exposure lies at the Bank level. Accordingly, interest rate risk management procedures are performed at the Bank level. Based on the nature of the Bank's operations, the Bank is not subject to foreign currency exchange or commodity price risk. The Bank's loan portfolio, concentrated primarily within Palm Beach, Martin, Broward, Dade, Lee and Hillsborough counties in Florida, is subject to risks associated with the local economy.

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

                  The following table presents the Bank's exposure to interest rate risk at September, 2000:

        ---------------------------------------------------------------------------------------------------------
                                                                    September 30, 2000/1/
                                               ------------------------------------------------------------------
                                                   One Year         1 to 3      3 to 5      Over 5
                                                    Or Less          Years       Years      Years      Total
                                               ------------------------------------------------------------------
                                                                    (dollars in thousands)
        Total interest-earning assets            $1,305,866    $846,145     $476,862    $486,810  $3,115,683

        Total interest-bearing liabilities        2,179,917     413,020       27,441     172,995   2,793,373
                                                  ----------   ---------    ---------   ---------   ---------
        Interest rate sensitivity gap             ($874,051)   $433,125     $449,421    $313,815    $322,310
                                                  ==========   =========    =========   =========   =========

        Cumulative interest rate sensitivity gap  ($874,051)  ($440,926)      $8,495    $322,310
                                                  ==========  ==========       ======    ========
        Cumulative interest rate sensitivity
        gap as a percent of total assets            ( 25.87)%    (13.05)%       0.25%       9.54%
                                                  ==========  ==========       ======    ========
        =========================================================================================================

     /1/ In preparing the table above, assumptions have been made with regard to loan prepayments and withdrawals of transaction account deposits. Loan prepayment rates are based upon market consensus estimates for similar securities. Money market, High yield checking and High yield savings account balances are included in one year or less. Fifty percent of NOW and regular savings account deposits are included in one year or less, and the remaining fifty percent are included in the greater than five year category. All other assets and liabilities have been repriced based on the earlier of repricing or contractual maturity. The above assumptions are based on the latest available assumptions and on remaining balances and should not be regarded as indicative of the actual prepayments and withdrawals that may be experienced by the Bank. Moreover, certain shortcomings are inherent in the analysis presented by the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods for repricing, they may react in different degrees to changes in market interest rates. Also, interest rates on certain types of assets and liabilities may fluctuate in advance of or lag behind changes in market interest rates. Additionally, certain assets, such as ARM loans, have features that restrict changes in interest rates on a short-term basis and over the life of the assets.

                  In addition to the above, the Bank was committed to fund $312.4 million in new loans and $69.8 million in construction loans-in-process at September 30, 2000. These loans and commitments are largely protected from interest rate fluctuations because they are either adjustable rate loans or are fixed rate loans which the Bank has obtained commitments to sell in the secondary market. This relationship is not linear or consistent with other interest rate sensitive assets and liabilities on the Company's balance sheet and management uses computer modeling to measure and reduce the effects that interest rate fluctuations have on income.

                  At September 30, 2000, the Bank's one-year, cumulative interest rate sensitivity gap as a percentage of total assets was (25.9)%, which reflects a slight increase from (22.2)% at December 31, 1999.

                  The current potential changes in future earning relating to financial assets and liabilities as of September 30, 2000 are as follows:

        -----------------------------------------------------------------------------------------------------------
                                                                               Potential Change in Future Earnings
                                                                                            Year 1
        -----------------------------------------------------------------------------------------------------------
        Interest Rate Change in Basis Points:
        + 100                                                                                          (6.30)%
        - 100                                                                                            4.96%
        ===========================================================================================================


         The most significant assumptions used in this simulation concern the repricing rates of demand and other non-maturity deposits and loan prepayment rates. In both an increasing and decreasing rate environment, money market accounts are assumed to have the following lag characteristics: the Bank will recognize 25 percent of the rate change at six months. High yield savings and checking accounts will recognize 100 percent of the rate change one month after the change in market rate. NOW and regular savings deposit accounts are considered to be non-interest rate sensitive. Loan prepayment rates are based upon market consensus estimates for similar securities. Certain shortcomings are inherent in the simulation presented by the above table. For example, certain financial assets and liabilities may have similar maturities or periods for repricing that may react in different degrees to changes in market interest rates.

                  In addition to the above, the Bank has entered into an interest rate derivative contract known as a "cap" to help protect the Bank's interest margin in periods of rising rates, the impact of which is reflected in the change in future earnings in the rising rate scenario (see Note 3). The potential changes in future earnings shown above are within the Bank's interest rate risk policy limits.

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

                   3.2(b) Amendments to Bylaws of the Company (incorporated by reference to Exhibit 3.2(b) to the Company's Form 10-K filed on March 25, 1999)

                   3.2(c) Amendments to Bylaws of the Company (incorporated by reference to Exhibit 3.2(c) to the Company's Form 10-K filed on March 23, 2000)

                   3.2(d) RESOLVED, that Section 3.03 of the Company's By-laws be amended, effective immediately prior to the Annual Meeting of Shareholders on April 26, 2000, by deleting the first sentence thereof in its entirety and substituting the following therefore:

                               The Board of Directors shall consist of
                               fourteen directors.

                   3.2(e) RESOLVED, that Section 3.03 of the Company's By-laws be amended, effective at the close of business on August 23, 2000, by deleting the first sentence thereof in its entirety and substituting the following therefore:

                               The Board of Directors shall consist of
                               thirteen directors.



                       27 Financial Data Schedule (for SEC use only)

              (b) During the three months ended September 30, 2000, the Company filed a Current Report on Form 8-K dated July 14, 2000, reporting its earnings for the quarter ended June 30, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       REPUBLIC SECURITY FINANCIAL CORPORATION
                                                    (Registrant)



Date:  November 14, 2000               /s/Richard J. Haskins
                                       -----------------------------------------
                                       Richard J. Haskins
                                       Senior Executive Vice President & CFO
                                       (Principal Financial Officer)




Date:  November 14, 2000               /s/Mark P. Snelling
                                       -----------------------------------------
                                       Mark P. Snelling
                                       Vice President/Controller
                                       (Duly Authorized Officer)

                                 EXHIBIT INDEX

EXHIBIT NO.        EXHIBIT DESCRIPTION
-----------        -------------------

    27             Financial Data Schedule